Form 10-Q
period 1995-03-31
PUBCO CORP
filed 1995-05-15
CIK 80984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the period ended                March 31, 1995
                       ---------------------------------------------------

                                      OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                      Commission file number     0-1359
                                             -------------


                              PUBCO CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    53-0246410
- -----------------------------------         -----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)


   3830 Kelley Avenue, Cleveland, Ohio                    44114
- ---------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (216) 881-5300
                                                   ----------------------------
                                      NA
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    ------

Number of Common Shares Outstanding as of May 1, 1995:      3,463,727
                                                       -----------------------


                               PUBCO CORPORATION

                                                                       Page Number
                                                                       -----------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1995 and December 31, 1994 . . . . . . . .             3

           Consolidated Statements of Operations
           for the Three Months Ended March 31,
           1995 and 1994. . . . . . . . . . . . . . . . . . . .             5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1995 and 1994. . . . . . . . . . . . . . . . . . . .             6

           Notes to Consolidated Financial Statements . . . . .             7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .             8


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .            10

  Item 1.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .              11

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
- ---------------------------
($ in 000's except share amounts)

                                                            March 31         December 31
                                                              1995               1994
                                                          ------------       -----------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                 $  7,150           $ 12,583
  Marketable securities and other short-
    term investments                                           5,470                  3
  Trade receivables (less allowances of
    $1,058 in 1995 and $1,250 in 1994)                         5,841              5,808
  Inventories--Note B                                          8,023              7,258
  Prepaid expenses and other current assets                      565                586
                                                            --------           --------
                             TOTAL CURRENT ASSETS             27,049             26,238


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $12,611 in 1995 and $12,576 in 1994)                     10,001             10,446

INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $365 in 1995 and $324 in 1994)                                 801                842

EQUITY INVESTMENT                                              2,659              2,689

OTHER ASSETS                                                   2,642              2,661
                                                            --------           --------

                                     TOTAL ASSETS           $ 43,152           $ 42,876
                                                            ========           ========

See notes to consolidated financial statements.



PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets--Continued
- --------------------------------------
($ in 000's except share amounts)

                                                          March 31            December 31
                                                            1995                 1994
                                                        ------------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                         $  7,801           $  6,509
  Accrued liabilities                                         6,849              8,741
  Loans payable--related party                                1,911              1,911
  Income taxes payable                                        1,470              1,470
  Current portion of long-term debt                           1,494              1,740
                                                           --------           --------
                        TOTAL CURRENT LIABILITIES            19,525             20,371

LONG-TERM DEBT                                                  904                949

DEFERRED CREDITS AND NONCURRENT LIABILITIES                   4,342              4,378

MINORITY INTEREST                                               683                630

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                       -                  -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1995 and 1994)                                           1                  1

  Common Stock:
    Common Stock - par value $.01; 3,500,000
      shares authorized; 2,905,475 issued and
      outstanding in 1995 and 2,905,225 issued
      and outstanding in 1994                                    29                 29
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 558,252 issued and
      outstanding in 1995 and 558,502 issued
      and outstanding in 1994                                     6                  6
  Additional paid in capital                                 30,738             30,957
  Retained (deficit)                                        (13,076)           (14,445)
                                                           --------           --------
                       TOTAL STOCKHOLDERS' EQUITY            17,698             16,548
                                                           --------           --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 43,152           $ 42,876
                                                           ========           ========

See notes to consolidated financial statements.


PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
- -------------------------------------
($ in 000's except share amounts)

                                                          Three Months Ended
                                                                March 31
                                                     ------------------------------
                                                       1995                 1994
                                                     --------              --------
Net sales                                            $ 13,459              $ 12,256
Cost of sales                                           9,887                 8,739
                                                     --------              --------
                                GROSS PROFIT            3,572                 3,517

Costs and expenses:
  Selling, general and
    administrative expenses                             2,304                 2,332
  Depreciation and amortization expenses                  325                   312
  Interest expense                                         98                   166
                                                     --------              --------
                                                        2,727                 2,810

Other income, net                                         552                   661
                                                     --------              --------

           INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST            1,397                 1,368

Provision for income taxes                                (25)                   21
                                                     --------              --------

           INCOME FROM CONTINUING OPERATIONS
                    BEFORE MINORITY INTEREST            1,422                 1,347

Minority interest                                         (53)                  (29)
                                                     --------              --------

           INCOME FROM CONTINUING OPERATIONS            1,369                 1,318

(Loss) from discontinued operations,
  net of taxes                                              -                (1,705)
                                                     --------              --------

                           NET INCOME (LOSS)         $  1,369              $   (387)
                                                     ========              ========

Preferred stock dividend requirements                     219                   175
                                                     --------              --------

                NET INCOME (LOSS) APPLICABLE
                      TO COMMON STOCKHOLDERS         $  1,150              $   (562)
                                                     ========              ========

Earnings (loss) per share:
                       CONTINUING OPERATIONS         $    .33              $    .33
                     DISCONTINUED OPERATIONS                -                  (.49)
                                                     --------              --------
                 NET INCOME (LOSS) PER SHARE         $    .33              $   (.16)
                                                     ========              ========

Weighted average number
  of shares outstanding                             3,463,727             3,463,727
                                                    =========             =========

See notes to consolidated financial statements.


PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
- -------------------------------------
($ in 000's except share amounts)



                                                                          Three Months Ended
                                                                               March 31
                                                                   --------------------------------
                                                                     1995                    1994
                                                                   --------                --------
OPERATING ACTIVITIES
  Net income from continuing operations                            $  1,369                $  1,318
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      (Loss) from discontinued operations                                 -                  (1,705)
      Depreciation                                                      313                     516
      Amortization of intangible assets                                  41                      45
      Net (gain) on sales of securities                                   -                     (18)
      Net losses on disposal of fixed assets                              -                      15
      Minority interest                                                  53                      29
      Changes in operating assets and liabilities:
          Trade receivables                                             (33)                  1,445
          Inventories                                                  (765)                 (1,633)
          Other assets                                                   70                     498
          Accounts payable                                            1,292                   2,565
          Other current liabilities                                  (1,946)                 (2,166)
          Deferred credits and noncurrent liabilities                   (36)                   (265)
                                                                   --------                --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES               358                     644

INVESTING ACTIVITIES
  Distributions from partnership and trust investments                    -                      24
  Purchases of investments                                           (5,467)                      -
  Purchases of fixed assets                                            (102)                   (315)
  Proceeds from the sale of fixed assets                                288                      30
                                                                   --------                --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (5,281)                   (261)

FINANCING ACTIVITIES
  Net borrowings on loans payable                                         -                    (973)
  Proceeds from long-term debt                                        6,206                   9,685
  Principal payments on long-term debt                               (6,497)                 (9,502)
  Dividends paid                                                       (219)                   (175)
                                                                   --------                --------

                  NET CASH (USED IN) FINANCING ACTIVITIES              (510)                   (965)
                                                                   --------                --------

                  (DECREASE) IN CASH AND CASH EQUIVALENTS            (5,433)                   (582)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            12,583                   1,122
                                                                   --------                --------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,150                $    540
                                                                   ========                ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1995


NOTE A -- Basis of Presentation
- -------------------------------
The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The consolidated balance sheet as of December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements reflect consolidation of the operations of the Company's wholly-owned subsidiaries and Bobbie Brooks, Incorporated ("Brooks"), an approximately 91%-owned subsidiary.

At September 30, 1994, the Company discontinued the operations of its retail and apparel manufacturing segments. As a result of such discontinuance, the consolidated financial statements for the periods presented have been restated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, all of which are of a normal recurring nature.

Net income (loss) per common share has been computed by dividing net income
(loss) after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $12.50 per share.


NOTE B -- Inventories
- ---------------------
The components of inventories consist of the following:

                                          March 31        December 31
                                            1995             1994
                                        ------------      -----------
    Raw materials and supplies             $ 4,961          $ 4,912
    Work in process                            985              622
    Finished goods                           2,077            1,724
                                           -------          -------
                                           $ 8,023          $ 7,258
                                           -------          -------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1995 and 1994
- ------------------------------------------------------------
The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products.

During 1994, the Company closed its retail department store chain and discontinued its apparel manufacturing operations. These actions have been accounted for as discontinued operations. The Company's continuing operations primarily consist of Buckeye Business Products, Inc. ("Buckeye") and Allied Construction Products, Inc. ("Allied"). Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio.

As a result of the discontinuance of the Company's retail and apparel businesses in 1994, the consolidated statement of operations for the 1994, period has been restated to reflect these operations as discontinued. The loss from discontinued operations net of taxes in the three months ended March 31, 1994, represents the operating results from these discontinued segments for the three months ended March 31, 1994.

Sales increased in the three months ended March 31, 1995, from the three months ended March 31, 1994, primarily as the result of an increase in sales at Allied.

The increase in cost of sales as a percentage of sales and the corresponding decrease in gross profit percentage, from the 1994 period to the 1995 period, is primarily attributable to increased component and part costs experienced by Allied because of the lower value of the Dollar versus the Deutsche Mark in 1995, compared to the 1994 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has over $12,000,000 of cash, cash equivalents, marketable securities and other short-term investments, and under $1,000,000 of long-term debt, at March 31, 1995.

The increases in inventories and accounts payable from December 31, 1994 to March 31, 1995 reflect Allied's normal seasonal build-up of inventories.

Accrued liabilities decreased from December 31, 1994 to March 31, 1995 primarily as the result of the payment of certain expenses related to the closing of the retail department store chain.

The Company is evaluating the advantages of a possible merger or other combination with Brooks and Aspen Imaging International, Inc., approximately 41% of which is owned by Brooks.

Stockholders' equity of $17,698,000 at March 31, 1995 includes $7,000,000 attributable to Preferred Stock liquidation preference.

                         PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS.  Not Applicable

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.  OTHER INFORMATION.  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ----------------------------------
                                 Robert H. Kanner
                                 Chairman of the Board, President,
                                 Chief Executive Officer and
                                 Chief Financial Officer





Dated:  May 12, 1995