Form 10-Q
period 1995-06-30
PUBCO CORP
filed 1995-08-11
CIK 80984

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934

For the period ended                 June 30, 1995
                     ----------------------------------------------------------

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     -------------------------------

                    Commission file number     0-1359
                                               ------

                               PUBCO CORPORATION
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

             Delaware                                   53-0246410
     ------------------------              -------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

   3830 Kelley Avenue, Cleveland, Ohio                     44114
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (216) 881-5300
                                                    -----------------------
                                       NA
- -------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Number of Common Shares Outstanding as of August 9, 1995:         3,463,727
                                                          ----------------------

                               PUBCO CORPORATION

                                                                   Page Number
                                                                   -----------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1995 and December 31, 1994 . . . . . . . .           3

           Consolidated Statements of Operations
           for the Three Months and Six Months Ended June 30,
           1995 and 1994 . . . . . . . . . . . . . . . . . . .           5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1995 and 1994 . . . . . . . . . . . . . . . . . . .           6

           Notes to Consolidated Financial Statements. . . . .           7

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . . .           9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .          11

  Item 1.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .          12

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)--Note A.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
- ---------------------------
($ in 000's except share amounts)





                                                     June 30            December 31
                                                       1995                 1994
                                                     -------            -----------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $6,306               $12,583
  Marketable securities and other
    short-term investments                             5,737                     3
  Trade receivables (less allowances of
    $847 in 1995 and $1,250 in 1994)                   6,000                 5,808
  Inventories--Note B                                  8,361                 7,258
  Prepaid expenses and other current assets              603                   586
                                                     -------               -------
                             TOTAL CURRENT ASSETS     27,007                26,238

PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $12,578 in 1995 and $12,576 in 1994)              9,675                1O,446

INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $407 in 1995 and $324 in 1994)                         759                   842

EQUITY INVESTMENT                                      2,625                 2,689

OTHER ASSETS                                           2,584                 2,661
                                                     -------               -------
                                     TOTAL ASSETS    $42,650               $42,876
                                                     =======               =======

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

- --------------------------------------
($ in 000's except share amounts)

                                                            June 30         December 31
                                                             1995              1994
                                                            -------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                          $ 6,564           $ 6,509
  Accrued liabilities                                         7,608             8,741
  Loans payable--related party                                    -             1,911
  Income taxes payable                                        1,466             1,470
  Current portion of long-term debt                           2,205             1,740
                                                            -------           -------
                        TOTAL CURRENT LIABILITIES            17,843            20,371

LONG-TERM DEBT                                                  872               949

DEFERRED CREDITS AND NONCURRENT LIABILITIES                   4,221             4,378

MINORITY INTEREST                                               709               630

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                       -                 -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1995 and 1994)                                           1                 1

  Common Stock:
    Common Stock - par value $.01; 3,500,000
      shares authorized; 2,905,545 issued and
      outstanding in 1995 and 2,905,225 issued
      and outstanding in 1994                                    29                29

    Class B Stock - par value $.01; 2,000,000
      shares authorized, 558,182 issued and
      outstanding in 1995 and 558,502 issued
      and outstanding in 1994                                     6                 6

  Additional paid in capital                                 30,519            30,957
  Unrealized gains on investments available
    for sale                                                    265                -
  Retained (deficit)                                        (11,815)          (14,445)
                                                            -------           -------
                        TOTAL STOCKHOLDERS' EQUITY           19,005            16,548
                                                            -------           -------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $42,650           $42,876
                                                            =======           =======

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
- -------------------------------------
($ in 000's except share amounts)

                                                       Three Months Ended          Six Months Ended
                                                            June 30                    June 30
                                                     ---------------------       ---------------------
                                                       1995          1994         1995          1994
                                                     -------       -------       -------       -------
Net sales                                            $13,304       $12,425       $26,763       $24,681
Cost of sales                                          9,575         8,657        19,462        17,396
                                                     -------       -------       -------       -------
                                 GROSS PROFIT          3,729         3,768         7,301         7,285
Costs and expenses:
  Selling, general and
    administrative expenses                            2,668         2,572         4,972         4,904
  Depreciation and amortization expenses                 335           317           660           629
  Interest expense                                        47           138           145           304
                                                     -------       -------       -------       -------
                                                       3,050         3,027         5,777         5,837

Other income, net                                        611           688         1,163         1,349
                                                     -------       -------       -------       -------
            INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND MINORITY INTEREST          1,290         1,429         2,687         2,797

Provision for income taxes                                 3             1           (22)           22
                                                     -------       -------       -------       -------
            INCOME FROM CONTINUING OPERATIONS
                     BEFORE MINORITY INTEREST          1,287         1,428         2,709         2,775

Minority interest                                        (26)          (39)          (79)          (68)
                                                     -------       -------       -------       -------
            INCOME FROM CONTINUING OPERATIONS          1,261         1,389         2,630         2,707
                                                     -------       -------       -------       -------
Income (loss) from discontinued
  operations, net of taxes                                 -           201             -        (1,504)
                                                     -------       -------       -------       -------
                                   NET INCOME        $ 1,261       $ 1,590       $ 2,630       $ 1,203
                                                     =======       =======       =======       =======
Preferred stock dividend requirements                    219           175           438           350
                                                     -------       -------       -------       -------
                     NET INCOME APPLICABLE TO
                          COMMON STOCKHOLDERS        $ 1,042        $1,415       $ 2,192       $   853
                                                     =======       =======       =======       =======

Earnings (loss) per share:
                CONTINUING OPERATIONS (NET OF
       PREFERRED STOCK DIVIDEND REQUIREMENTS)        $   .30       $   .35       $   .63       $   .68
                      DISCONTINUED OPERATIONS              -           .06             -          (.43)
                                                     -------       -------       -------       -------
                  NET INCOME PER COMMON SHARE        $   .30       $   .41       $   .63       $   .25
                                                     =======       =======       =======       =======

Weighted average number
  of shares outstanding                            3,463,727     3,463,727     3,463,727     3,463,727
                                                   =========     =========     =========     =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
- -------------------------------------
($ in 000's except share amounts)

                                                                    Six Months Ended
                                                                         June 30
                                                               ---------------------------
                                                                 1995               1994
                                                               --------           --------
OPERATING ACTIVITIES
  Net income from continuing operations                        $  2,630           $  2,707
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      (Loss) from discontinued operations                             -             (1,504)
      Depreciation                                                  633              1,035
      Amortization of intangible assets                              83                 90
      Net (gain) on sales of investments                             (5)              (133)
      Net (gain) losses on disposal of fixed assets                (328)               153
      Minority interest                                              79                 68
      Changes in operating assets and liabilities:
          Trade receivables                                        (192)               811
          Inventories                                            (1,103)            (1,616)
          Other assets                                              124                202
          Accounts payable                                           55              1,936
          Other current liabilities                              (1,137)            (2,110)
          Deferred credits and noncurrent liabilities              (157)              (280)
                                                               --------           --------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES          682              1,359

INVESTING ACTIVITIES
  Distributions from partnership and trust investments                -                 24
  Purchases of investments                                       (5,757)                 -
  Proceeds from sale of marketable investments                      293                724
  Purchases of fixed assets                                        (188)            (1,915)
  Proceeds from the sale of fixed assets                            654              2,509
                                                               --------           --------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (4,998)             1,342

FINANCING ACTIVITIES
  Net borrowings on loans payable                                (1,911)            (1,255)
  Proceeds from long-term debt                                   15,126             19,453
  Principal payments on long-term debt                          (14,738)           (20,717)
  Dividends paid                                                   (438)              (350)
                                                               --------           --------
                   NET CASH (USED IN) FINANCING ACTIVITIES       (1,961)            (2,869)
                                                               --------           --------
                   (DECREASE) IN CASH AND CASH EQUIVALENTS       (6,277)              (168)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       12,583              1,122
                                                               --------           --------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  6,306           $    954
                                                               ========           ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30,  1995

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

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities held as available for sale are carried at fair value with any unrealized gains or losses reported as a separate component of shareholders' equity. Realized gains and losses on marketable securities held as available for sale are included in other income. Interest and dividends on securities classified as available for sale are included in other income.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1995

NOTE B -- Inventories
- ---------------------

The components of inventories consist of the following:

                                            June 30          December 31
                                              1995              1994
                                            ------           -----------
    Raw materials and supplies              $5,389             $4,912
    Work in process                            623                622
    Finished goods                           2,349              1,724
                                            ------             ------
                                            $8,361             $7,258
                                            ======             ======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 1995 and 1994
- -------------------------------------------------------------------

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

As a result of the discontinuance of the Company's retail and apparel businesses in 1994, the consolidated statement of operations for the 1994 period has been restated to reflect these operations as discontinued.

Sales increased in the three and six month periods ended June 30, 1995 primarily as the result of an increase in sales at Allied.

The increase in cost of sales as a percentage of sales and the corresponding decrease in gross profit percentage, from the 1994 periods to the 1995 periods, is primarily attributable to increased component and part costs experienced by Allied because of the lower value of the Dollar versus the Deutsche Mark in 1995, compared to the 1994 periods.

The decrease in selling, general and administrative expenses as a percentage of sales from the 1994 periods to the 1995 periods includes a decrease at Allied resulting from the increase in sales. Allied's borrowing levels in both the three and six month periods ended June 30, 1995 were lower than the comparable periods in 1994 primarily because of the reduction in debt resulting from the sale of its building and relocation to the Company's leased premises. This reduction along with lower borrowing levels at Buckeye caused a reduction in interest expense from the 1994 periods to the 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has almost $12,000,000 of cash, cash equivalents, marketable securities and other short-term investments, and under $1,000,000 of long-term debt, at June 30, 1995.

The increases in inventories and accounts payable from December 31, 1994 to June 30, 1995 reflect Allied's and Buckeye's seasonal build-up of inventories.

Accrued liabilities decreased from December 31, 1994 to June 30, 1995 primarily as the result of the payment of certain expenses related to the closing of the retail department store chain.

The Company is evaluating the advantages of a possible merger or other combination with Brooks and Aspen Imaging International, Inc., approximately 43% of which is owned by Brooks. The Company also intends to use some of its cash to make open market purchases of the Company's Common Stock, from time to time, depending upon market conditions.

Stockholders' equity of $19,005,000 at June 30, 1995 includes $7,000,000 attributable to Preferred Stock liquidation preference.

                         PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS.  Not Applicable

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On June 29, 1995, the Company held its Annual Meeting of Stockholders.

         (b) At the Meeting, the Stockholders elected three Directors to serve for a term commencing June 29, 1995 and continuing until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Stanley
              R. Browne, Stephen R. Kalette, and Robert H. Kanner, each of whom was then serving as a Director of the Company, were elected to serve as Directors for such new term.

         (c)  Not applicable.

         (d)  Not applicable.

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



                                               PUBCO CORPORATION

                                               /s/   Robert H. Kanner
                                               ---------------------------------
                                               Robert H. Kanner
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer






Dated:  August 10, 1995

                                 EXHIBIT INDEX


Financial Data Schedule