Form 10-Q
period 1995-09-30
PUBCO CORP
filed 1995-11-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended                September 30, 1995

                                    OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to


                   Commission file number     0-1359


                            PUBCO CORPORATION
          (Exact name of registrant as specified in its charter)


           Delaware                                53-0246410
    (State of Incorporation)        (I.R.S. Employer Identification No.)


   3830 Kelley Avenue, Cleveland, Ohio                      44114
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (216) 881-5300

                                   NA
           (Former name, former address and former fiscal year,
                      if changed since last report.)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No


Number of Common Shares Outstanding as of November 10, 1995:  3,461,727

                              PUBCO CORPORATION



                                                                  Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1995 and December 31, 1994. . . . . .         3

           Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           September 30, 1995 and 1994 . . . . . . . . . . . .         5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           1995 and 1994 . . . . . . . . . . . . . . . . . . .         6

           Notes to Consolidated Financial Statements. . . . .         7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . . .         9



PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .        11

  Item l.  Legal Proceedings.

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

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)


                                                    September 30     December 31
                                                        1995             1994
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $  6,341         $ 12,583
  Marketable securities and other
    short-term investments                               7,785                3
  Trade receivables (less allowances of
    $679 in 1995 and $1,250 in 1994)                     4,832            5,808
  Inventories--Note B                                    8,332            7,258
  Prepaid expenses and other current assets                750              586
                                                      ---------        ---------
                             TOTAL CURRENT ASSETS       28,040           26,238


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $10,303 in 1995 and $12,576 in 1994)                8,297           10,446


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $448 in 1995 and $324 in 1994)                           718              842


EQUITY INVESTMENT                                        2,602            2,689


OTHER ASSETS                                             2,644            2,661
                                                      ---------        ---------

                                     TOTAL ASSETS     $ 42,301         $ 42,876
                                                      =========        =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets--Continued
($ in 000's except share amounts)
                                                    September 30     December 31
                                                        1995             1994
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    $  5,379         $  6,509
  Accrued liabilities                                    6,033            8,741
  Loans payable--related party                               -            1,911
  Income taxes payable                                   1,466            1,470
  Current portion of long-term debt                      2,791            1,740
                                                      ---------        ---------
                        TOTAL CURRENT LIABILITIES       15,669           20,371

LONG-TERM DEBT                                             849              949

DEFERRED CREDITS AND NONCURRENT LIABILITIES              3,802            4,378

MINORITY INTEREST                                          707              630

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                  -                -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1995 and 1994)                                      1                1

  Common Stock:
    Common Stock - par value $.01; 3,500,000
      shares authorized; 2,905,993 issued and
      outstanding in 1995 and 2,905,225 issued
      and outstanding in 1994                               29               29
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 557,734 issued and
      outstanding in 1995 and 558,502 issued
      and outstanding in 1994                                6                6
  Additional paid in capital                            30,301           30,957
  Unrealized gains on investments available
    for sale                                               461                -
  Retained (deficit)                                    (9,524)         (14,445)
                                                      ---------        ---------
                       TOTAL STOCKHOLDERS' EQUITY       21,274           16,548
                                                      ---------        ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 42,301         $ 42,876
                                                      =========        =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)
                                                    Three Months Ended        Nine Months Ended
                                                       September 30              September 30
                                                    1995          1994        1995         1994
Net sales                                          $ 10,759    $ 11,165      $ 37,522   $ 35,846
Cost of sales                                         7,990       7,797        27,452     25,193
                                                   ---------   ---------     ---------  ---------
                                GROSS PROFIT          2,769       3,368        10,070     10,653
Costs and expenses:
  Selling, general and
    administrative expenses                           2,312       2,313         7,284      7,217
  Depreciation and amortization expenses                305         365           965        994
  Interest expense                                       63         102           208        406
                                                   ---------   ---------     ---------  ---------
                                                      2,680       2,780         8,457      8,617
Other income, net                                     1,130         590         2,293      1,939
                                                   ---------   ---------     ---------  ---------
           INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST          1,219       1,178         3,906      3,975

Provision for income taxes                               30           -             8         22
                                                   ---------   ---------     ---------  ---------
           INCOME FROM CONTINUING OPERATIONS
                    BEFORE MINORITY INTEREST          1,189       1,178         3,898      3,953

Minority interest                                         2         (19)          (77)       (87)
                                                   ---------   ---------     ---------  ---------
           INCOME FROM CONTINUING OPERATIONS          1,191       1,159         3,821      3,866
                                                   ---------   ---------     ---------  ---------
Income (loss) from discontinued
  operations, net of taxes                            1,100     (13,369)        1,100    (14,873)
                                                   ---------   ---------     ---------  ---------
                           NET INCOME (LOSS)       $  2,291    $(12,210)     $  4,921   $(11,007)
                                                   =========   =========     =========  =========
Preferred stock dividend requirements                   218         175           656        525
                                                   ---------   ---------     ---------  ---------
                NET INCOME (LOSS) APPLICABLE
                      TO COMMON STOCKHOLDERS       $  2,073    $(12,385)     $  4,265   $(11,532)
                                                   =========   =========     =========  =========
Earnings (loss) per share:
               CONTINUING OPERATIONS (NET OF
      PREFERRED STOCK DIVIDEND REQUIREMENTS)       $    .28    $    .28      $    .91   $    .96
                     DISCONTINUED OPERATIONS            .32       (3.86)          .32      (4.29)
                                                   ---------   ---------     ---------  ---------
          NET INCOME (LOSS) PER COMMON SHARE       $    .60    $  (3.58)     $   1.23   $  (3.33)
                                                   =========   =========     =========  =========
Weighted average number
  of shares outstanding                           3,463,727   3,463,727     3,463,727  3,463,727
                                                  ==========  ==========    ========== ==========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                       Nine Months Ended
                                                                         September 30
                                                                     l995             1994
OPERATING ACTIVITIES
  Net income from continuing operations                            $  3,821         $  3,866
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income (loss) from discontinued operations                      1,100          (14,873)
      Write-down of assets of discontinued operations                     -            3,841
      Depreciation                                                      918            1,607
      Amortization                                                      124              139
      Net (gain) on sales of investments                                (75)            (133)
      Net (gain) losses on disposal of fixed assets                    (279)             160
      Minority interest                                                  77               87
      Changes in operating assets and liabilities:
          Trade receivables                                             976            1,221
          Inventories                                                (1,074)          (1,247)
          Other assets                                                  (60)              68
          Accounts payable                                           (1,130)           2,804
          Other current liabilities                                  (3,576)           2,452
          Deferred credits and noncurrent liabilities                  (576)           1,575
                                                                   ---------        ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES               246            1,567

INVESTING ACTIVITIES
  Distributions from partnership and trust investments                    -               24
  Purchases of investments                                           (8,613)               -
  Proceeds from sale of investments                                   1,367              724
  Purchases of fixed assets                                            (243)          (2,773)
  Proceeds from the sale of fixed assets                              2,617            3,016
                                                                   ---------        ---------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (4,872)             991

FINANCING ACTIVITIES
  Net (repayments) on loans payable                                  (1,911)            (879)
  Proceeds from long-term debt                                       24,030           27,405
  Principal payments on long-term debt                              (23,079)         (28,232)
  Dividends paid                                                       (656)            (525)
                                                                   ---------        ---------
                  NET CASH (USED IN) FINANCING ACTIVITIES            (1,616)          (2,231)
                                                                   ---------        ---------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (6,242)             327

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            12,583            1,122
                                                                   ---------        ---------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  6,341         $  1,449
                                                                   =========        =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1995




NOTE A -- Basis of Presentation
-------------------------------

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

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1995




NOTE B -- Inventories
---------------------

The components of inventories consist of the following:

                                         September 30      December 31
                                             1995             1994

    Raw materials and supplies             $ 5,745          $ 4,912
    Work in process                            650              622
    Finished goods                           1,937            1,724
                                           --------         --------
                                           $ 8,332          $ 7,258
                                           ========         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 1995 and 1994
-------------------------------------------------------------------------

The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products. The closure of the Company's retail department store chain in 1994 and discontinuance of its apparel manufacturing operations in 1994 have been accounted for as discontinued operations, resulting in a restatement of the consolidated statement of operations for the 1994 period. Income from discontinued operations, net of taxes, for both the three and nine month periods is the result of actual results being more favorable than anticpated when the accrual was established during the third quarter of 1994.

The Company's continuing operations primarily consist of Buckeye Business Products, Inc. ("Buckeye") and Allied Construction Products, Inc.
("Allied"). Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio. Income from continuing operations before other income decreased in 1995 from the comparable periods in 1994 primarily due to lower gross profits at Allied attributable primarily to the lower value of the Dollar versus the Deutsche Mark.

Other income includes royalty income from the licensing of trademarks and tradenames, rental income from real estate and equipment, and interest and dividend income.

Allied's borrowing level in the nine month period ended September 30, 1995 was lower than the comparable period in 1994 primarily because of the reduction in debt resulting from the sale of its building and relocation to the Company's leased premises. This reduction along with lower borrowing levels at Buckeye caused a reduction in interest expense from the 1994 periods to the 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has almost $14,000,000 of cash, cash equivalents, marketable securities and other short-term investments, and under $850,000 of long-term debt, at September 30, 1995.

Accrued liabilities decreased from December 31, 1994 to September 30, 1995 primarily as the result of the payment of certain expenses related to the closing of the retail department store chain.

Stockholders' equity of $21,274,000 at September 30, 1995 includes $7,000,000 attributable to Preferred Stock liquidation preference.

On October 30, 1995, the Company announced that it would purchase, from time to time in the open market, up to 175,000 shares of its Common Stock. Through November 10, 1995, the Company has repurchased 2,000 of such shares at an aggregate price of approximately $12,000.

                         PART II - OTHER INFORMATION



Item l.  LEGAL PROCEEDINGS.  None

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.  OTHER INFORMATION.

         On October 24, 1995, the Company announced that it had made separate proposals to its 91% owned subsidiary, Bobbie Brooks, Incorporated (NASDAQ: BBKS) and to Bobbie Brooks' 43% owned subsidiary, Aspen Imaging International, Inc. (NASDAQ: ARIB), which if accepted, would result in the Company owning 100% of Bobbie Brooks and the assets of Aspen and the stockholders of each such company receiving Company Common Stock.

         The proposal made to Bobbie Brooks would provide for the merger of Bobbie Brooks into a wholly owned subsidiary of the Company and the conversion of each six shares of Bobbie Brooks Common Stock into one share of Company Common Stock. The proposal made to Aspen would provide for the acquisition of the assets of Aspen by a wholly owned subsidiary of the Company for Company Common Stock and the distribution to former Aspen stockholders of one share of Company Common Stock for each seven shares of Aspen Imaging Common Stock.

         The proposals are subject to the approval of the Company's stockholders and the approval of the Board of Directors and stockholders of each of Bobbie Brooks and Aspen, after each of those companies has received advice from its independent financial advisor.

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
























Dated:  November 14, 1995

                                EXHIBIT INDEX



Financial Data Schedule