Form 10-K
period 1995-12-31
PUBCO CORP
filed 1996-03-13
CIK 80984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM l0-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934 [FEE REQUIRED]
For the fiscal year ended            December 31, 1995
                                         OR
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Securities registered pursuant to Section l2(b) of the Act:

Title of each class                  Name of each exchange on which registered
       None                                             None

Securities registered pursuant to Section l2(g) of the Act:
                     Common Stock, Par Value $.0l Per Share
                    Class B Stock, Par Value $.01 Per Share
                          Common Stock Purchase Rights
                               (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 1996, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the average bid and asked prices of the Common Stock), was approximately $5,548,430.

As of March 1, l996, 3,461,727 common shares (Common Stock and Class B Stock) were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None
         The exhibit index begins on page     of this Form l0-K.

                                     PART I

ITEM l.  BUSINESS

(a)  General Development of Business.

    Pubco Corporation ("Pubco"), a Delaware corporation originally organized in Maryland in 1958, is a holding company which owns over 90% of the Common Stock and 100% of the Preferred Stock of Bobbie Brooks, Incorporated ("Brooks"), a Delaware corporation originally organized in Ohio in 1946. Brooks owns Buckeye Business Products, Inc. ("Buckeye"), which operates as a division and manufactures and markets computer and data processing supplies, approximately 85% of Allied Construction Products, Inc. ("Allied"), a Delaware corporation organized in 1993, which manufactures and distributes products for the construction and related industries, and approximately 62% of Aspen Imaging International, Inc. ("Aspen"), a Delaware corporation originally organized in Colorado in 1977, which manufactures and markets computer and data processing supplies. Brooks also licenses the use by others of certain apparel-related and printing-related trademarks and tradenames. Pubco and its wholly-owned and majority-owned subsidiaries are collectively referred to as the "Company". As of December 31, 1995, the Company employed approximately 220 persons.

    Brooks acquired Allied on March 1, 1993 and acquired Buckeye on January 1, 1994. Buckeye acquired approximately 41% of Aspen on July 1, 1993 and increased its ownership to approximately 62% during 1995.

    Brooks' commercial printing subsidiary ceased its printing operations near the end of the 1994 first quarter and liquidated its assets. The decision to discontinue this segment was made in the third quarter of 1993. Brooks' retail subsidiary closed or sold its stores near the end of 1994. Brooks' apparel manufacturing operations (other than trademark licensing), which operations did not represent any material amount of the Company's business, completed their final season during 1994.

    On October 24, 1995, Pubco announced that it had made separate proposals to Brooks and to Aspen, which if accepted, would result in Pubco owning 100% of Brooks and the assets of Aspen and the stockholders of each such company receiving Pubco Common Stock.

    The proposal made to Brooks would provide for the merger of Brooks into Pubco and the conversion of each six shares of Brooks Common Stock into one share of Pubco Common Stock. The proposal made to Aspen would provide for the acquisition of the assets of Aspen by a wholly owned subsidiary of Pubco for Pubco Common Stock and the distribution to former Aspen stockholders of one share of Pubco Common Stock for each seven shares of Aspen Common Stock.

    The proposals are subject to the approval of Pubco's stockholders and the approval of the Board of Directors and stockholders of each of Brooks and Aspen, after each of those companies has received a fairness opinion from its independent financial advisor.

    On October 30, 1995, Pubco announced that it would purchase, from time to time in open market purchases, up to 175,000 of its shares. Through December 31, 1995, the Company had purchased 2,000 of its shares at a purchase price of approximately $12,000.

(b)  Financial Information About Industry Segments.

    For purposes of industry segment reporting, the Company deems that its operations are conducted in two segments: computer printer supplies and construction products. See Note K of Notes to Consolidated Financial Statements for further information on industry segment reporting.

(c)  Narrative Description of Business.

Computer Printer Supplies Segment

    Buckeye, which operates as a division of Brooks, manufactures and markets computer ribbons, cartridge ribbons, computer paper, laser toners, remanufactured toner cartridges and thermal transfer ribbons. Buckeye also re-markets ink-jet supplies, magnetic media and copy paper. Ribbons constitute approximately 65% of Buckeye's business with paper and toner products representing 25% and 10%, respectively. Aspen manufactures toner and purchases from suppliers, including Buckeye, ribbon products and other supplies for printing devices. Some of Aspen's contractors produce component parts on molds owned by Aspen. Ribbon products constitute approximately 50% of Aspen's business with toner products constituting approximately 35%. The remaining 15% of Aspen's business is derived from the purchase and resale of other office supplies used primarily with printing devices and from the sale of its AspenGuideR, the definitive computer printer industry compatiblity guide which provides cross-reference information concerning ribbons, fax, laser and other related supplies. At December 31, 1995, Buckeye employed approximately 100 persons and Aspen employed approximately 20 persons.

    Buckeye markets its products exclusively through an in-house telemarketing organization primarily to end-users in the United States. Buckeye also produces products for the original equipment manufacturer ("OEM") market. Aspen's products are sold primarily through dealers located in the United States who resell the products to end-users, sometimes utilizing their own labeling.

    Buckeye has approximately 12,000 accounts, none of which represents 5% of its business. Aspen has approximately 2,000 accounts, none of which represents 5% of its business.

    Principal raw materials used by Buckeye are nylon impression fabric which is primarily purchased from one weaving mill, but is readily available from other sources, uncoated free sheet paper, which is purchased primarily from two suppliers, but is also readily available from numerous sources, and plastic cartridge components, which are purchased from numerous suppliers. Toner manufacturing chemicals are purchased by Aspen from numerous suppliers.

    Neither Buckeye's nor Aspen's business is seasonal and neither relies on patents or trademarks for any material part of its business.

    Backlog is not important to Buckeye's business which depends on sales to end users who purchase product when needed or on scheduled deliveries. Backlog is not important to Aspen which depends on sales to dealers who purchase product when needed. Both Buckeye and Aspen maintain a one to two month's supply of inventory.

    There are no dominant suppliers of product in the computer printing supplies market which has numerous manufacturers and resellers.

Construction Products Segment

    Allied designs, manufactures, assembles and distributes products for the construction, utility and mining industries. Primary product lines are divided into (A) products which are mounted on excavators, industrial tractors, loaders and other equipment, including (i) hydraulic hammers used for breaking rock, concrete and similar materials, (ii) hydraulic mounted compactors used for soil compaction and pile and sheeting driving applications, (iii) grapples used for material handling and demolition,
(iv) asphalt cutters, and (v) hydraulic pedestal boom systems used for breaking oversize material at rock crushing operations and for waste handling operations, and (B) underground products, including (i) pneumatic piercing tools used to make horizontal holes for placement or repair of underground utility lines, and (ii) aluminum trench supports used to support the walls of open construction trenches. During the last three fiscal years, mounted products represented approximately 80-85% of Allied's sales while underground products represented the balance.

    Allied maintains a contractual relationship with Krupp Maschinentechnik GmbH, a German manufacturer of hammers and the component parts thereof, under which these component parts are purchased by Allied, assembled by Allied and exclusively sold and distributed in the United States and Canada under Allied's own tradenames. These purchases have represented approximately 50% of Allied's total component and material purchases during the past three fiscal years.

    Other sources of components and materials for Allied's products include various metal products manufacturers, hydraulic system component suppliers, and steel and aluminum suppliers, principally located in the United States. No other supplier represents more than 5% of Allied's component and material purchases. Raw materials used in the manufacture of Allied's products are available from a variety of sources.

    Allied's business is seasonal with approximately 60% of its annual sales generated during the first half of the calendar year.

    Allied actively sells to over 200 customers, none of which represents more than 5% of Allied's annual sales.

    Firm order backlog totalled approximately $4,286,000 as of February 23, 1996 compared to approximately $4,103,000 at February 24, 1995. Average backlog ranges from a high of $5,000,000 to a low of less than

$1,000,000. Backlog represents orders expected to be filled within the current fiscal year.

    Allied markets its products principally through distributors. Allied competes with approximately 15 other foreign and domestic manufacturers in the mounted product market and approximately 10 other foreign and domestic manufacturers in the underground product market. None of Allied's competitors are believed to hold a dominant position although some have greater financial resources than Allied.

     At December 31, 1995, Allied employed approximately 75 persons.

Trademark Licensing

    Since 1986, Garan, Incorporated, a New York City based AMEX company, has been using the "Bobbie Brooks", "New Expressions by Bobbie Brooks" and "Present Co. by Bobbie Brooks" registered trademarks under a license agreement with Brooks. Garan and its sublicensees sell sportswear under these labels exclusively at Wal-Mart Stores. While the license agreement allows sales throughout the United States, Canada, Puerto Rico and Mexico, sales are actually occuring only where Wal-Mart operates retail stores. Through December 31, 1995, the license agreement provided for a quarterly licensing fee based upon sales of garments bearing these trademarks. Effective for the three year period commencing January 1, 1996, Brooks will receive a set annual licensing fee of $475,000, payable quarterly. Under separate licensing agreements with two unaffiliated commercial printers, Brooks has been licensing the use of its "Tabard/Copley" tradename in the cities of New York and Atlanta in exchange for monthly licensing fees based upon sales of printing services by such printers using this tradename. All licensing fees are recorded within the Corporate segment in Industry Segment Information at Note K.

ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                        Owned or   Square
      Location          Leased     Footage               Use

St. Louis, MO           Owned      100,000   Commercial printing/offices
                                             leased through 2001

Elk Grove Village, IL   Owned       84,000   Manufacturing/warehouse for
                                             short term tenants; for sale

Havana, IL              Owned       25,000   Retail; leased through 2000

Princeton, IL           Owned       40,000   Under contract for sale

Cleveland, OH           Leased     312,000   Buckeye's/Allied's operations
                                             executive/administrative
                                             facilities; portion subleased
                                             to third party

Dixon, IL               Owned       22,000   Retail; for sale


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 3l, l995.

                                PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

    Pubco's Common Stock is traded over-the-counter and quoted on NASDAQ SmallCap Market under the symbol PUBO. The following table presents for 1994 and 1995 the high and low bid prices of Pubco's Common Stock as reported by NASDAQ. Quotations are interdealer prices which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

1994                                            High            Low
    First Quarter                             $ 5 1/2         $ 5
    Second Quarter                              5 1/4           4 3/4
    Third Quarter                               5               4 7/8
    Fourth Quarter                              5 3/4           5
1995
    First Quarter                             $ 5             $ 4 1/2
    Second Quarter                              5               4
    Third Quarter                               5 1/4           4
    Fourth Quarter                              6 1/2           5 1/4

    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis.

(b) Holders.

    There were approximately 7,500 holders of Common Stock of record and approximately 400 holders of Class B Stock of record, as of March 1, 1996.

(c) Dividends.

    Pubco has never paid cash dividends on its Common Stock and Class B Stock and does not anticipate paying dividends on its Common Stock or Class B Stock in the forseeable future. In addition, no dividends may be paid on the Common Stock or Class B Stock while there is any unpaid dividend on the Preferred Stock. Subject to the foregoing, the payment of dividends will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.



ITEM 6. SELECTED FINANCIAL DATA

(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data
<CAPTIONS>
                                                 Years ended December 31
                                    1995        1994         1993         1992         1991
Net sales (A),(B)                $ 47,590    $ 46,016     $ 42,084     $ 25,030     $ 26,787
Net income (loss): (A)
 Continuing operations              3,953       3,380        2,386          925          521
 Discontinued operations            1,100     (13,588)      (2,511)      (8,555)      (1,162)
Net income (loss)                   5,053     (10,208)        (125)      (7,630)        (641)
Net income (loss) applicable
  to Common Stockholders (D)        4,178     (10,908)        (825)      (8,365)      (1,621)
Income (loss) per share: (A)
 Continuing operations (D)            .89         .77          .49          .05         (.13)
 Discontinued operations              .32       (3.92)        (.73)       (2.47)        (.34)
 Net income (loss)
 per Common Share (D)            $   1.21    $  (3.15)    $   (.24)    $  (2.42)    $   (.47)
Weighted average
 number of shares               3,463,387   3,463,727    3,463,727    3,463,727    3,463,727

Selected Balance Sheet Data
                                                 Years ended December 31
                                    1995        1994         1993         1992         1991
Working capital ratio            2.3 to 1    1.3 to 1     1.5 to 1     2.0 to 1     1.8 to 1
Total assets                     $ 45,104    $ 42,876     $ 65,945     $ 71,090     $ 94,767
Long-term debt                      2,407         949        6,057       10,695        8,685
Stockholders' equity               21,515      16,548       27,456       31,192       43,575
Common Stockholders'
 equity (C)                        14,515       9,548       20,456       24,192       36,575
 Per Common Share (C)            $   4.19    $   2.76     $  5.91      $   6.98     $  10.56
Shares outstanding
 at year end                    3,461,727   3,463,727    3,463,727    3,463,727    3,463,727

(A) The information contained in the above table has been restated to give effect to the
    Buckeye business combination and the discontinuance of the commercial printing segment in
    1993 and the discontinuance of the apparel and retail segments in 1994.  Refer to Notes B and C of the Consolidated Financial Statements.

(B) The increase in sales in 1993 is primarily due to the Allied acquisition.

(C) Common Stockholders' Equity and Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.

(D) Net of Preferred Stock dividend requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of 1995 and 1994

The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products. The closure of the Company's retail department store chain in 1994 and discontinuance of its apparel manufacturing operations in 1994 have been accounted for as discontinued operations. Income from discontinued operations, net of taxes, for 1995 is the result of actual results being more favorable than anticipated when the accrual was established during 1994.

The Company's continuing operations primarily consist of Buckeye and Allied. Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio.

The increase in sales from 1994 to 1995 is primarily due to an increase in sales at Allied resulting from the introduction of a grapple product line in late 1994, as well as increased sales of pedestal boom systems and trench shoring equipment.

The decrease in gross profit percentage in 1995 from 1994 is primarily due to a lower gross profit percentage at Allied. Because Allied purchases components from a German manufacturer, the lower value of the Dollar versus the Deutsche Mark in 1995 compared with 1994 resulted in increased cost of sales and lower gross profits at Allied.

Lower borrowing levels at Allied and Buckeye in 1995 compared to 1994 resulted in a decrease in interest expense in 1995. The 1995 results of operations include interest income from the proceeds of the discontinued operations. These factors caused the change in net interest from 1994 to 1995. The Company will continue to generate interest and other income on its available funds until used to make an acquisition of other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

The dividend requirements for the preferred stock adjust annually, in January, based on changes in the prime rate. The increase at January, 1995 caused the increase in preferred stock dividend requirements.

Due to the increase in Brooks' ownership of Aspen to approximately 62% at the end of 1995, the Company's Consolidated Statement of Operations will include Aspen beginning in 1996. In 1995, 1994 and 1993, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

Comparison of 1994 and 1993

All of the financial statement information has been restated to give effect to the business combination with Buckeye and the discontinued operations described below.

The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products.

During 1994, the Company closed its remaining retail stores and discontinued its apparel manufacturing operations (other than trademark licensing), which apparel manufacturing operations did not represent any material amount of the Company's business. These actions have been accounted for as discontinued operations. The Company's continuing operations primarily consist of Buckeye and Allied. Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio.

Buckeye contributed approximately $23,356,000 of sales and approximately $3,966,000 of pretax income in 1994 and approximately $23,391,000 of sales and approximately $3,729,000 of pretax income in 1993. Without Buckeye's operations, the Company would have reported a net loss from continuing operations of approximately $586,000 in 1994. Had the financial statements included herein not been retroactively restated to include Buckeye, the Company would have reported net losses from continuing operations of approximately $1,263,000 in 1993. Therefore, Buckeye has made a positive contribution in each of the years reported.

Allied's sales increased from 1993 to 1994 primarily because of the inclusion of Allied's operations for the entire 1994 year. The decrease in Allied's income from 1993 to 1994 is primarily the result of a decline in gross margins due to increased sales of lower margin products, unfavorable currency fluctuations which adversely affected raw material cost, and the liquidation of inventory from phased-out product lines.

The increase in sales from 1993 to 1994 is the result of the inclusion of Allied in the entire 1994 period.

The changes in cost of sales from 1993 to 1994 are predominantly due to the same factors. Gross margins decreased from 1993 to 1994 primarily because Allied's products are sold at lower gross margins than Buckeye's.

Selling, general and administrative expenses decreased from 1993 to 1994 because of cost reductions at Buckeye.

As a result of the discontinuance of the Company's retail and apparel businesses in 1994 and the discontinuance of the Company's commercial printing business in 1993, the Company reported a loss from discontinued operations in each year. Losses from discontinued operations represent the Company's best estimate of the costs incurred and to be incurred from the discontinuance of such operations.

Liquidity and Capital Resources

As a result of the increase in Brooks' ownership of Aspen at year-end 1995 from approximately 41% to approximately 62%, the Company's consolidated balance sheet at December 31, 1995 includes the accounts of Aspen, whereas the Company's consolidated balance sheet at December 31, 1994 accounted for its investment in Aspen using the equity method of accounting.

At December 31, 1995, the Company had almost $20,000,000 of cash, cash equivalents, marketable securities and other short-term investments, including approximately $5,000,000 owned by Aspen, and approximately $2,407,000 of long-term debt.

Accounts payable and accrued liabilities decreased from December 31, 1994 to December 31, 1995, notwithstanding the consolidation with Aspen at December 31, 1995, primarily as the result of the payment of certain obligations related to the closing of the retail department store chain.

Stockholders' equity of $21,515 at December 31, 1995 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1995, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at December 31, 1995.

The Company has not consistently generated pretax income and the potential future tax benefits of the deferred tax assets, primarily net operating loss carryforwards, may not be realized. Accordingly, a valuation allowance has been provided equal to the net deferred tax assets related to these potential future tax benefits, which totaled approximately $16,000,000 at December 31, 1995. Should the Company generate pretax income in future years, the tax benefits of the net operating loss carryforwards and other items will be realized, which will have a positive impact on the future cash flows, liquidity and capital resources of the Company.


New Accounting Standards

In 1995, the Financial Accounting Standards Board issued a new accounting standard effective for 1996 that will be applicable to the Company. SFAS No. 121-"Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company has determined the effect upon its adoption to be immaterial to results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    PUBCO CORPORATION AND SUBSIDIARIES

                            DECEMBER 31, 1995

                            Ernst & Young LLP
                            One Cascade Plaza
                            Akron, Ohio 44308




                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            Ernst & Young LLP


March 8, 1996



CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

<CAPTIONS>
                                                               December 3l
                                                            1995         1994
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  7,919     $ 12,583
  Marketable securities and other
    investments available for sale--Note D                  11,836            -
  Trade receivables (less allowances of
    $279 in 1995 and $1,250 in 1994)                         5,058        5,808
  Inventories--Note H                                        7,447        7,258
  Prepaid expenses and other current assets                    756          589
                                                          ---------    ---------
                             TOTAL CURRENT ASSETS           33,016       26,238




PROPERTY AND EQUIPMENT--Notes G and H                        8,492       10,446



INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $490 in 1995 and $324 in 1994)--Note A                       676          842



EQUITY INVESTMENT--Note B                                        -        2,689



OTHER ASSETS                                                 2,920        2,661
                                                          ---------    ---------
                                     TOTAL ASSETS         $ 45,104     $ 42,876
                                                          =========    =========







See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
<CAPTIONS>
                                                               December 3l
                                                            1995         l994
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  4,738     $  6,509
  Accrued liabilities--Note H                                9,287       10,211
  Loans payable-related party--Note G                          289        1,911
  Current portion of long-term debt--Note G                    218        1,740
                                                          ---------    ---------
                        TOTAL CURRENT LIABILITIES           14,532       20,371

LONG-TERM DEBT--Note G                                       2,407          949

DEFERRED CREDITS AND NONCURRENT LIABILITIES                  3,628        4,378

MINORITY INTERESTS                                           3,022          630

STOCKHOLDERS' EQUITY--Notes A and E

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued and
      outstanding in 1994 ($7,000 aggregate
      liquidation preference in 1995 and 1994)                   1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued                      -            -
  Common Stock:
    Common Stock-par value $.01; 3,500,000
      shares authorized; 2,906,697 issued
      and 2,904,697 outstanding in 1995 and
      2,905,225 issued and outstanding in 1994                  29           29
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 557,030 issued and
      outstanding in 1995 and 558,502 issued
      and outstanding in 1994                                    6            6
  Additional paid in capital                                30,082       30,957
  Unrealized gains on investments available for sale           801            -
  Retained (deficit)                                        (9,392)     (14,445)
                                                          ---------   ----------
                                                            21,527       16,548
  Treasury stock at cost, 2000 shares in 1995                  (12)           -
                                                          ---------   ----------
                       TOTAL STOCKHOLDERS' EQUITY           21,515       16,548
                                                          ---------    ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 45,104     $ 42,876
                                                          =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
<CAPTIONS>
                                                               Year Ended December 3l
                                                             1995        1994        1993
Net sales                                                 $ 47,590    $ 46,016    $ 42,084
Cost of sales                                               34,844      32,402      28,662
                                                          ---------   ---------   ---------
                                    GROSS PROFIT            12,746      13,614      13,422
Costs and expenses:
  Selling, general and administrative expenses               8,835       8,829       9,592
  Depreciation and amortization                              1,121       1,303       1,118
  Interest, net                                               (911)        398         601
                                                          ---------   ---------   ---------
                                                             9,045      10,530      11,311

Other income, net                                              335         370         376
                                                          ---------   ---------   ---------
                   INCOME FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES AND MINORITY INTEREST         4,036       3,454       2,487

Provision for income taxes--Note I                              53          38           7
                                                          ---------   ---------   ---------
                              INCOME FROM CONTINUING
                 OPERATIONS BEFORE MINORITY INTEREST         3,983       3,416       2,480

Minority interest                                              (30)        (36)        (94)
                                                          ---------   ---------   ---------
                   INCOME FROM CONTINUING OPERATIONS         3,953       3,380       2,386

Income (loss) from discontinued operations,
  net of taxes--Note C                                       1,100     (13,588)     (2,511)
                                                          ---------   ---------   ----------
                                   NET INCOME (LOSS)         5,053     (10,208)       (125)

Preferred stock dividend requirements                          875         700         700
                                                          ---------   ---------   ---------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS      $  4,178    $(10,908)   $   (825)
                                                          =========   =========   =========
Earnings (loss) per share--Note A:
             CONTINUING OPERATIONS (NET OF PREFERRED
                        STOCK DIVIDEND REQUIREMENTS)      $    .89    $    .77    $    .49
                             DISCONTINUED OPERATIONS           .32       (3.92)       (.73)
                                                          ---------   ---------   ---------
                                   NET INCOME (LOSS)      $   1.21    $  (3.15)   $   (.24)
                                                          =========   =========   =========
Weighted average number of shares
  outstanding--Notes A and E                             3,463,387   3,463,727   3,463,727
                                                         ==========  ==========  ==========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES


($ in 000's except share amounts)

Three Years Ended December 3l, l995
<CAPTIONS>
                                 Preferred Stock   Common Stock   Class B Stock  Additional   Retained
                                          Par               Par            Par    Paid In     Earnings
                                  Shares Value    Shares   Value  Shares  Value   Capital    (Deficit)

Balance at December 31, 1992      70,000   $ 1   2,903,079   $29  560,648   $ 6   $31,657    $   (501)

  Conversion of Class B
  Stock to Common Stock--Note E        -     -       1,214     -   (1,214)    -         -           -

  Subchapter S distribution to
  shareholder of Buckeye--Note B       -     -           -     -        -     -         -      (3,611)

  Net (loss) for 1993                  -     -           -     -        -     -         -        (125)
                                 ------- ------  ---------  ----- -------   ----  -------    ---------
Balance at December 31, 1993      70,000   $ 1   2,904,293   $29  559,434   $ 6   $31,657    $ (4,237)


  Conversion of Class B
  Stock to Common Stock--Note E        -     -         932     -     (932)              -           -

  Preferred Stock dividends paid
  (paid at $10.00 per share)
  --Note E                             -     -           -     -        -     -      (700)          -

  Net (loss) for l994                  -     -           -     -        -     -         -     (10,208)
                                 ------- ------  ---------  ----- -------   ----  -------    ---------
Balance at December 31, 1994      70,000   $ 1   2,905,225   $29  558,502   $ 6   $30,957    $(14,445)


  Conversion of Class B
  Stock to Common Stock--Note E                      1,472         (1,472)

  Shares purchased to Treasury                      (2,000)

  Preferred Stock dividends paid
  (paid at $12.50 per share)
  --Note E                                                                           (875)


  Net income for l995                                                                           5,053
                                 ------- ------  ---------  ----- -------   ----  -------    ---------
Balance at December 31, 1995      70,000   $ 1   2,904,697   $29  557,030   $ 6    30,082      (9,392)
                                 ======= ======  =========  ===== =======   ====  ========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES
($ in 000's except share amounts)
<CAPTIONS>
                                                                      Year Ended December 3l
                                                                 1995          1994          1993
OPERATING ACTIVITIES
  Net income from continuing operations                       $  3,953      $  3,380      $  2,386
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income (loss) from discontinued operations                 1,100       (13,588)       (2,511)
      Write-down of assets of discontinued segments                  -         3,836         2,572
      Depreciation and amortization                              1,379         2,255         2,272
      Net (gain) loss on sales of securities                       (75)         (133)         (488)
      Net (gain) loss on disposal of fixed assets                 (256)          199           (45)
      Minority interest                                            (55)           36            94
      Changes in operating assets and liabilities
        net of acquisitions and divestitures:
          Trade receivables                                      1,292         6,919         4,027
          Inventories                                              491        19,938         9,469
          Other assets                                            (272)        1,006         1,736
          Accounts payable                                      (2,121)       (4,401)       (1,435)
          Other current liabilities                             (2,471)         (929)       (5,429)
          Deferred credits and noncurrent liabilities             (750)          750           136
                                                              ---------     ---------    ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES          2,215        19,268        12,784
INVESTING ACTIVITIES
  Distributions from partnership and trust investments               -            25            79
  Purchase of marketable securities                            (11,764)            -             -
  Proceeds from sale of marketable securities                    1,364           723            53
  Purchases of fixed assets                                       (327)       (3,808)       (1,204)
  Proceeds from the sale of fixed assets                         2,727         3,769           236
  Purchase of Aspen stock                                         (665)            -        (2,858)
  Cash acquired in Aspen investment                              4,359             -             -
  Acquisition of construction products business                      -             -        (3,000)
                                                              ---------     ---------    ----------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (4,306)          709        (6,694)
FINANCING ACTIVITIES
  Net borrowings (repayments) on loans payable                  (1,622)         (300)        2,211
  Net borrowings (repayments) on other facilities                    -        (1,577)        1,110
  Proceeds from long-term debt                                  32,614        34,465        37,960
  Principal payments on long-term debt                         (32,678)      (40,404)      (46,045)
  Dividends paid                                                  (875)         (700)            -
  Purchase of treasury stock                                       (12)            -             -
  Distribution to shareholder of Buckeye                             -             -        (3,611)
                                                              ---------     ---------    ----------
                NET CASH (USED IN) FINANCING ACTIVITIES         (2,573)       (8,516)       (8,375)
                                                              ---------     ---------    ----------
       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (4,664)       11,461        (2,285)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         12,583         1,122         3,407
                                                              ---------     ---------     ---------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $  7,919      $ 12,583      $  1,122
                                                              =========     =========     =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, l995
($ in 000's except share amounts)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of Pubco Corporation ("Company" or "Pubco") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Bobbie Brooks, Incorporated ("Brooks"), an approximately 90% owned subsidiary. Investments of 20%-50% owned affiliates are accounted for using the equity method. Intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents: Cash equivalents are composed of all highly liquid investments generally with a maturity of three months or less at the time of purchase.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and long-term debt. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value. Because the majority of long-term debt is at market rates of interest that adjust frequently, the carrying amount of long-term debt approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at December 31, 1995 and 1994.

Long-lived Assets: Property and equipment are recorded at cost with depreciation and amortization principally computed by the straight-line method.

Intangible assets ("goodwill") represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, in most cases over 10 years. The carrying amount in goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets, may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated undiscounted future cash flows resulting from use and ultimate disposition of the asset.

Research and Development Costs: The Company's construction products subsidiary performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $489 and $647 for the years ended December 31, 1995 and 1994 and $363 for the 10 months ended December 31, 1993.

Per Common Share Amounts: Per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the provisions of SFAS No. 121 for 1996, and the Company has determined the effect upon its adoption to be immaterial to results of operations.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1995 presentation.

PUBCO CORPORATION AND SUBSIDIARIES


NOTE B--BUSINESS COMBINATIONS

Business Combination with Buckeye. Buckeye Business Products, Inc. ("Buckeye") manufactures and nationally markets, primarily to end users, computer data processing supplies, including computer ribbons, laser toner, ink jet cartridges, magnetic media, and computer paper, using an in-house telemarketing staff. On January 1, 1994, the business of Buckeye was transferred by the Company to Brooks. Buckeye had merged (the "Merger") with and into a wholly-owned subsidiary of the Company immediately prior to the transfer of Buckeye's business to Brooks. As consideration for Buckeye, Robert H. Kanner, Buckeye's sole stockholder who is also the Company's and Brooks' Chairman, President and CEO and the Company's controlling stockholder, received 1,820,724 newly issued shares of the Company's Common Stock and 70,000 shares of a newly-created Preferred Stock of the Company with a face value of $100 per share. In consideration for the Buckeye business, the Company received 194,600 shares of a newly-created Preferred Stock of Brooks with a face value of $100 per share. The Buckeye business is being operated as a division of Brooks.

Acquisition of Aspen. On July 12, 1993, Brooks purchased an approximately 41% ownership interest in Aspen Imaging International, Inc. ("Aspen"), a publicly-held (NASDAQ Small Cap) corporation headquartered in Boulder, Colorado. Aspen manufactures ribbons, toner and other supplies for impact and non-impact printing devices. Brooks paid approximately $2,858 for its equity interest and accounted for its investment in Aspen on the equity method through year-end 1995. The Company's Statements of Operations include its share of the earnings or losses of Aspen from July 12, 1993 through year-end 1995, which are insignificant and are included in "Other Income, Net" in the Consolidated Statements of Operations.

At year-end 1995, Brooks acquired additional shares in Aspen bringing its interest to approximately 62% at December 31, 1995. The total purchase price, which is comprised of the $665 additional investment made in 1995 and the equity investment account balance of approximately $2,689, was allocated based upon the fair values of the assets and liabilities acquired. Summarized below are the unaudited consolidated results of operations of the Company, including Aspen on a pro forma basis, assuming the acquisition of 62% of Aspen's stock had occurred at the beginning of each respective year. These results include certain adjustments, principally depreciation and amortization expense, and are not necessarily indicative of what the results would have been had the Company owned Aspen's business during these periods.

                                                 Year Ended December 3l
                                                    1995        1994

    Net sales                                    $ 52,260     $ 53,323
    Income from continuing operations            $  4,057     $  3,391
    Net income from continuing
      operations per common share (net of
      Preferred Stock dividend requirements)     $    .92     $    .78

PUBCO CORPORATION AND SUBSIDIARIES



NOTE B--BUSINESS COMBINATIONS--CONTINUED

The Company's financial statements include transactions with Aspen prior to year-end 1995. Product sales to and purchases from Aspen approximated $1,001 and $147, respectively, for the year ended December 31, 1995, $1,486 and $296, respectively, for the year ended December 31, 1994, and $270 and $70, respectively, for the six months ended December 31, 1993. All such transactions were at cost. In addition, during 1994, to replace Aspen's toner filling operation which was eliminated when Aspen sold its Colorado building, the Company constructed a toner filling room for Aspen's use at the Company's facility costing approximately $40, which amount was reimbursed to the Company by Aspen. Company personnel performed a variety of manufacturing, accounting, shipping and other support services for Aspen at the Company's cost. During 1995 and 1994, these costs approximated $157 and $136, respectively which amounts were reimbursed to the Company by Aspen.

Acquisition of Allied. On March 1, 1993, Allied Construction Products, Inc. ("Allied"), an 85% owned subsidiary of Brooks, purchased the assets and business of a fabricator, assembler and distributor of construction products for the construction and related industries. Brooks paid $3,000 for its equity interest in the subsidiary. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The results of operations of Allied have been included in the consolidated financial statements of the Company since the date of acquisition.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE C--DISCONTINUED OPERATIONS

At September 30, 1994, the Company discontinued the operations of its retail and apparel manufacturing segments. Accordingly, a charge was made in 1994 for such discontinued operations related to the write-down of net assets to their net realizable value and to provide for operating losses during the phaseout period. Operations of the retail and apparel manufacturing segment in 1994 resulted in a loss of approximately $2,821 through the measurement date. Operations of the retail and apparel manufacturing segment for the fourth quarter of 1994 resulted in a loss of approximately $2,124 which was charged against the reserve for discontinued operations. In 1995, the Company reduced the reserve by $1,100 primarily related to actual results being more favorable than anticipated when the accrual was established in 1994. The remaining reserve balance of $1,805 at December 31, 1995, is believed to be sufficient to provide primarily for the costs of future lease, employee and other liabilities.

During 1993, the Company discontinued the operations of its commercial printing segment. Accordingly, a charge was made in 1993 for such discontinued operations relating to the write-down of net assets to their net realizable value and to provide for operating losses during the phaseout period. The Company ceased its printing operations at the end of the 1994 first quarter and liquidated most of its commercial printing assets by early 1995.

Results of these discontinued operations include:

                                                   Year Ended December 3l
                                                 1995        1994        1993

    Sales                                     $       -    $ 40,702    $84,293
                                              ----------   ---------   --------
    (Loss) income from operations                     -    $ (2,808)   $ 1,470
    Income tax expense (benefit)                      -          13        (19)
                                              ----------   ---------   --------
    (Loss) income from operations                     -      (2,821)     1,489
    Income (loss) on disposals
      (no tax effect)                             1,100     (10,767)    (4,000)
                                              ----------   ---------   --------
    Income (loss) from discontinued
      operations                              $   1,100    $(13,588)   $(2,511)
                                              ==========   =========   ========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--MARKETABLE SECURITIES

The following is a summary of marketable securities available for sale at
December 31, 1995:
<CAPTIONS>
                                                    Gross         Gross       Estimated
                                                  Unrealized   Unrealized        Fair
                                      Cost          Gains        (Loss)         Value
    US Corporate Equity
      Securities                   $   4,425     $     176      $    (140)   $   4,461
    US Corporate Debt Securities       3,056            30              -        3,086
    Foreign Government
      Debt Securities                  3,554           735              -        4,289
                                   ----------    ----------     ----------   ----------
                                   $  11,035     $     941      $    (140)   $  11,836
                                   ==========    ==========     ==========   ==========

The gross realized gains on sales of securities available for sale totaled $75. The net adjustment to unrealized holding gains on securities available for sale included as a separate component of stockholders' equity totaled $801 in 1995.

The cost and estimated fair value of debt securities at December 31, 1995, by estimated maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                 Estimated
                                                                    Fair
                                                     Cost          Value

    Due after one year through three years       $   1,083      $   1,089
    Due after three years                            5,527          6,286
                                                 ----------     ----------
                                                 $   6,610      $   7,375
                                                 ==========     ==========

PUBCO CORPORATION AND SUBSIDIARIES


NOTE E--CORPORATE ORGANIZATION AND STOCKHOLDERS' EQUITY

The Company owns approximately 90% of the outstanding Common Stock of Brooks and all of the Brooks Preferred Stock.

The Brooks Preferred Stock, which is made up of non-voting Series A and B issues, although eliminated in consolidation, provides certain preferences to the holders thereof. In the event of the liquidation of Brooks, Pubco is entitled to a distribution equal to the face value of the Preferred Stock (and any unpaid cumulative dividends) before any amount may be paid on Brooks' Common Stock.

Brooks' Preferred Stock Series A is subject to redemption, in whole or in part, at Brooks' option. In addition to any unpaid cumulative dividends, ($10,523 at December 31, 1995), the redemption price includes a premium of three percent of face value during 1995, reducing to face value during 1998 and thereafter.

Brooks Preferred Stock Series B is subject to redemption, in whole or in part, at Brooks' option. There are no unpaid cumulative dividends at year end, and the redemption price is equal to face value. In 1995 and 1994, Brooks declared and paid $650 and $700, respectively, of Preferred Stock dividends. As of December 31, 1995, $3,029 of cumulative dividends were undeclared and unpaid on the Preferred Stock.

The Company's Common Stock has one vote per share and Class B Stock has ten votes per share. Transferability of Class B Stock is restricted and, accordingly, there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis.

The Company issued a newly-created class of Preferred Stock Series A on January 1, 1994 in connection with the merger of Buckeye. See Note B.

The Company's Preferred Stock is subject to redemption, in whole or in part, at the Company's option at any time after December 31, 1994. In the event of a redemption of the Preferred Stock or a liquidation of the Company, holders of Preferred Stock are entitled to a distribution equal to the face value of the Preferred Stock (and any unpaid cumulative dividends) before any amount may be paid on Common Stock.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 1995, the Company paid $875 ($12.50 per share) of Preferred Stock Series A dividends which were treated as a return of capital. As of December 31, 1995, there were no undeclared and unpaid dividends on the Preferred Stock.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE E--CORPORATE ORGANIZATION AND STOCKHOLDERS' EQUITY--CONTINUED

Stockholders' equity of $21,515 at December 31, 1995 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1995, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative Preferred Stock dividends outstanding at December 31, 1995.

The Company has an Incentive Plan that allows the granting of stock options and stock awards to officers and key employees of the Company. Up to 80,000 shares of Common Stock are available under the Incentive Plan. Stock options are generally not exercisable until five years after grant and then vest over time. The exercise price per share must generally be at least equal to the fair market value per share on the date of the respective grant. All shares subject to a stock award are deemed Restricted Stock until the fifth anniversary of the date of the award and then lose such restricted qualification over time. Shares of Restricted Stock are subject to forfeiture following termination of employment and other events. No options or stock awards have been granted under such plan.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE F--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, but are included in Other Assets. The liabilities associated with these plans are included in Other Liabilities. In 1993, Allied adopted a 401(k) plan, with discretionary Company contributions. Expenses under the foregoing plans aggregated approximately $346, $322 and $316 for the years ended December 3l, 1995, l994 and l993, respectively.

The Company makes contributions to union-sponsored, collectively-bargained, multiemployer defined benefit pension plans. The Company contributed and charged to expense $8, $151 and $327 for the years ended December 3l, l995, l994 and 1993, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the amount of time worked. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable. In the event of a withdrawal from one or more of the plans, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. The discontinuance of the commercial printing segment has triggered withdrawal liability which was provided for in the charge for discontinued operations in 1993. Management does not intend to take any action which would subject the Company to any such liability under any other multiemployer pension plans.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $365 and $370 at December 31, 1995 and 1994, respectively, which amounts have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $50, $48 and $54 for 1995, 1994 and 1993, respectively.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE G--FINANCING ARRANGEMENTS

The Company had a demand note payable to Robert H. Kanner, the Company's Chairman, President & CEO, with a balance of $289 and $1,911 at December 31, 1995 and 1994, respectively. Interest on the unpaid balance is payable monthly at rates up to 2% above Society National Bank's base lending rate ("BLR"). Interest expense for the Company was $51, $177 and $127 in the years ended December 31, 1995, December 31, 1994, and December 31, 1993, respectively.

The Company has a $2,500 demand credit facility at BLR plus .5% with no outstanding balance at December 31, 1995. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or BLR, at the Company's options, expiring in 1997, with $1,677 outstanding at December 31, 1995. The Company has a term note at BLR plus 1% due through 1996 with $36 outstanding at December 31, 1995. The Company has a mortgage note at BLR due through 1997 with $825 outstanding at December 31, 1995. A portion of the debt is collateralized by assets with aggregate carrying values of $14,569 at December 31, 1995.

Debt maturities for the years l996 through 1999 are $218, $2,370, $28 and $9, respectively.

Interest payments by the Company were $244, $846 and $1,137 for the years ended December 31, 1995, 1994 and 1993, respectively.

Interest expense was $280, $512 and $696 for the years ended December 31, 1995, 1994 and 1993, respectively.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--OTHER INFORMATION


                                                  December 31
                                             1995             1994

Inventories:
  Raw materials and supplies               $  4,532         $  4,912
  Work in process                               484              622
  Finished goods and merchandise              2,431            1,724
                                           ---------        ---------
                                           $  7,447         $  7,258
                                           =========        =========
Property and equipment:
  Land and buildings                       $  3,773         $  5,968
  Machinery, equipment and fixtures          12,004           13,870
  Leasehold improvements                      3,115            3,147
  Construction in progress                       97               37
                                             18,989           23,022
  Less accumulated depreciation,           ---------        ---------
    amortization and allowance to
    reduce fixed assets to net
    realizable value                        (10,497)         (12,576)
                                           ---------        ---------
                                           $  8,492         $ 10,446
                                           =========        =========
Accrued liabilities:
  Payroll and other employee benefits      $  2,207         $  2,243
  Accrued taxes                               1,867            2,105
  Accrual for discontinued businesses         1,717            2,766
  Other                                       3,496            3,097
                                           ---------        ---------
                                           $  9,287         $ 10,211
                                           =========        =========

PUBCO CORPORATION AND SUBSIDIARIES




NOTE I--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The provision for income taxes for continuing operations consists of the following components:

                                               Year Ended December 3l
                                           1995         1994          1993

   Federal currently payable             $   39        $   20        $  (77)

   State and local currently payable         14            18            84
                                         -------       -------       -------
                                         $   53        $   38        $    7
                                         =======       =======       =======

Income taxes paid by (refunded to) the Company were $30, $(57) and $37 for the years ended December 31, 1995, 1994 and 1993, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:

                                                Year Ended December 3l
                                           1995          1994          1993

Statutory federal rate                      34.0%        34.0%         34.0%
State and local taxes                         .2          0.3           2.2
Write-off of intangibles                       -            -          14.6
Utilization of net operating loss
  carryforwards                            (34.6)       (33.4)         (2.2)
Subchapter S corporation income
  (not subject to tax)                         -            -         (49.7)
Other                                        1.7          0.2           1.4
                                           ------       ------        ------
                                             1.3%         1.1%          0.3%
                                           ======       ======        ======

At December 31, 1995, the Company had available net operating loss carryforwards of approximately $23,500 for federal income tax purposes. Approximately $17,600 are subject to limitations based on certain subsidiaries' ability to generate future taxable income. The loss carryforwards, if not used, will expire as follows: $1,100 in 1996, $3,800 in 1997, $1,200 in 1998, $2,000 in 1999, $4,100 in 2000, $300 in 2002, $200 in
2004, $1,200 in 2006, $2,100 in 2007, $1,600 in 2008 and $5,900 in 2009.

In addition, for tax purposes, the Company has investment tax credit carryforwards of approximately $100 which expire between 1996 and 2000 and alternative minimum tax credit carryforwards of approximately $500.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE I--INCOME TAXES--CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                    1995              1994
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $  9,500          $ 11,200
      Accrual for discontinued operations              600             1,000
      Deferred compensation                          3,300             2,500
      Other                                          3,700             4,200
                                                  ---------         ---------
        Total deferred tax assets                   17,100            18,900
    Deferred tax liabilities:
      Tax over book depreciation                       700             1,000
      Other                                            100                 -
                                                  ---------         ---------
          Total deferred tax liabilities               800             1,000
                                                  ---------         ---------
    Net deferred tax assets                         16,300            17,900
      Valuation allowance for
        deferred tax assets                        (16,300)          (17,900)
                                                  ---------         ---------
    Net deferred taxes                            $      -          $      -
                                                  =========         =========

The Company has not consistently generated pretax income and the potential future tax benefits of the deferred tax assets, primarily net operating loss carryforwards, may not be realized. Accordingly, a valuation allowance has been provided equal to the net deferred tax assets related to these potential future tax benefits.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE J--LEASING ARRANGEMENTS

As Lessee:

Pubco, Brooks and Buckeye are parties to separate leasing arrangements for office and factory space in an approximately 312,000 square foot building owned and operated by a partnership that is controlled by the majority stockholder of the Company. Buckeye and Allied conduct substantially all of their business activities from this building. Pubco and Brooks have their corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 1995, 1994 and 1993.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable leases for periods ranging from 1 to 10 years. Total rental expense from continuing operations under all operating leases is summarized below:


                                             Year Ended December 31
                                        1995          1994          1993


   Minimum rentals                   $   732       $   707       $   623
   Sublease rental income                (61)          (60)          (61)
                                     --------      --------      --------
                                     $   671       $   647       $   562
                                     ========      ========      ========

At December 3l, l995, the commitments under non-cancellable operating leases are as follows:

                                    Operating
                                      Leases

       l996                          $   650
       l997                              566
       l998                              565
       1999                              559
       2000                              553
       Thereafter                      1,920
                                     --------
                                     $ 4,813
                                     ========

Future minimum sublease rentals to be received on facilities under non-cancellable operating leases approximate $144 at December 3l, l995.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS--CONTINUED

As Lessor:

The Company leases certain land, buildings, equipment and a trade name asset with an aggregate net book value of $3,757 at December 3l, l995, under operating leases expiring between 1996 and 2000. Upon expiration of the initial terms, the lessees have options to renew for periods up to 10 years.

At December 3l, l995, future minimum rentals to be received under operating leases are as follows:


       l996                          $   860
       l997                              822
       l998                              822
       1999                              822
       2000                              755
       Thereafter                          -
                                     --------
                                     $ 4,081
                                     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES



NOTE K--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:
<CAPTIONS>
                                                   Computer
                                                   Printer     Construction
                                                   Supplies      Products    Corporate  Consolidated
1995

Net sales                                          $ 22,735      $ 24,855    $      -    $ 47,590
Trade receivables                                     2,603         2,433          22       5,058
Income (loss) from continuing operations
  before income taxes and minority
  interest                                            4,127           101        (192)      4,036
Identifiable assets                                  13,223         8,998      22,883      45,104
Capital expenditures                                     51           141         135         327
Depreciation and amortization                           192           374         813       1,379

1994

Net sales                                          $ 23,356      $ 22,660    $      -    $ 46,016
Trade receivables                                     2,170         2,321       1,317       5,808
Income (loss) from continuing operations
  before income taxes and minority
  interest                                            3,966           632      (1,144)      3,454
Identifiable assets                                   6,124         9,551      27,201      42,876
Capital expenditures                                    245           663       2,900       3,808
Depreciation and amortization                           215           352         895       1,462

1993

Net sales                                          $ 23,391      $ 18,693    $      -    $ 42,084
Trade receivables                                     2,120         2,162       8,445      12,727
Income (loss) from continuing operations
  before income taxes and minority
  interest                                            3,729         1,095      (2,337)      2,487
Identifiable assets                                   6,114        11,518      48,313      65,945
Capital expenditures                                    256            25         923       1,204
Depreciation and amortization                           166           252         848       1,266


Aspen was consolidated as part of the computer printer supplies segment beginning December 31, 1995, and is included in the 1995 trade receivables and identifiable asset amounts above. Corporate includes certain amounts related to the previously discontinued segments.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The Company's unaudited quarterly results of operations in 1995 and 1994 are set forth below.
<CAPTIONS>
                                                            1995
                                           1st         2nd         3rd         4th
                                         Quarter     Quarter     Quarter     Quarter
Net sales                                $ 13,459    $ 13,304    $ 10,759    $ 10,068
                                         =========   =========   =========   =========
Gross profit                             $  3,572    $  3,729    $  2,769    $  2,676
                                         =========   =========   =========   =========
Income from:
  Continuing operations                  $  1,369    $  1,261    $  1,191    $    132
  Discontinued operations                       -           -       1,100           -
                                         ---------   ---------   ---------   ---------
  Net income                             $  1,369    $  1,261    $  2,291    $    132
                                         =========   =========   =========   =========
Income (loss) applicable to
  Common Stockholders                    $  1,150    $  1,042    $  2,073    $    (87)
                                         =========   =========   =========   =========
Net income (loss) per common share from:
  Continuing operations                  $    .33    $    .30    $    .28    $   (.02)
  Discontinued operations                       -           -         .32           -
                                         ---------   ---------   ---------   ---------
  Net income (loss)                      $    .33    $    .30    $    .60    $   (.02)
                                         =========   =========   =========   =========
                                                             1994
                                           1st         2nd         3rd         4th
                                         Quarter     Quarter     Quarter     Quarter
Net sales                                $ 12,256    $ 12,425    $ 11,165    $ 10,170
                                         =========   =========   =========   =========
Gross profit                             $  3,517    $  3,768    $  3,368    $  2,961
                                         =========   =========   =========   =========
Income (loss) from:
  Continuing operations                  $  1,318    $  1,389    $  1,159    $   (486)
  Discontinued operations                  (1,705)        201     (13,369)      1,285
                                         ---------   ---------   ---------   ---------
  Net income (loss)                      $   (387)   $  1,590    $(12,210)   $    799
                                         =========   =========   =========   =========
Income (loss) applicable to
  Common Stockholders                    $   (562)   $  1,415    $(12,385)   $    624
                                         =========   =========   =========   =========
Net income (loss) per common share from:
  Continuing operations                  $    .33    $    .35    $    .28    $   (.19)
  Discontinued operations                    (.49)        .06       (3.86)        .37
                                         ---------   ---------   ---------   ---------
  Net income (loss)                      $   (.16)   $    .41    $  (3.58)   $    .18
                                         =========   =========   =========   =========

During the third quarter of 1994, the Company discontinued its apparel and retail segments resulting in a reclassification of all prior 1994 quarters, as presented above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers.

    Stanley R. Browne, age 72, has been a Director of the Registrant since 1979 and is a member of its Audit Committee. Mr. Browne has been a Director of Brooks since March,1987. He has been an independent business consultant since April, 1985. For more than five years prior to that date, Mr. Browne was Washington (DC) Counsel, Legal Department, of E. I. duPont de Nemours & Company, Inc., Wilmington, Delaware.

    Stephen R. Kalette age 45, has been a Director of the Registrant since December, 1983 and has been an executive officer of the Registrant since April, 1984. Mr. Kalette currently serves as its Vice President, Administration, General Counsel and Secretary. Mr. Kalette has been a Director, Vice President, Administration, General Counsel and
Secretary of Brooks since October, 1985. Mr. Kalette has been a Director and executive officer of Aspen since July, 1993. Mr. Kalette currently serves as its Vice President, Administration, General Counsel and Secretary.

    Robert H. Kanner, age 48, has been a Director and executive officer of the Registrant since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Financial Officer. Mr. Kanner has been a Director and executive officer of Brooks since October, 1985 and currently serves as its Chairman, President and Chief Financial Officer. Mr. Kanner has been a Director and executive officer of Aspen since July, 1993 and currently serves as its Chairman. Mr. Kanner is also a Director of Riser Foods, Inc., a grocery wholesaler and retailer, and CleveTrust Realty Investors, which invests in real estate.

    William A. Dillingham, age 52, has been President of Buckeye for more than the past five years. Mr. Dillingham has been a Director and executive officer of Aspen since July, 1993 and currently serves as its President.

    Leo L. Matthews, age 56, has been President of Allied since it was acquired in March, 1993. Between 1987 and 1993, Mr. Matthews provided consulting services in strategic planning, marketing, management and finance.

    Harold L. Inlow, age 62, had been the President and Chief Operating Officer of the Registrant's former retail subsidiary until its closure in 1994.

Family Relationships.

    There are no familial relationships between any Director and executive officer of the Registrant.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of the Registrant who are responsible for day-to-day operations. In 1995, the Board held 4 meetings and took action by unanimous written consent on 14 other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    The Registrant has a standing Audit Committee. The Audit Committee, which met once in 1995, consists of the Director not otherwise employed by the Registrant. The Audit Committee (i) reviews the internal controls of the Registrant and its financial reporting; (ii) meets with the Treasurer and such other officers as it, from time to time, deems necessary; (iii) meets with the Registrant's independent public accountants and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such accountants, and the adequacy of the Registrant's internal accounting controls; and (iv) recommends to the Board the appointment of the independent accountants.



ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table


     The following table discloses compensation paid or accrued, during each of the Company's last three fiscal years, to the Registrant's Chief Executive Officer and to its other executive officers.


<CAPTIONS>
                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position        Year  Salary($)    ($)         ($)      Awards ($)  SARs(#)   ($)         ($)

Robert H. Kanner(1)(2)
     Chairman, CEO,   1995  $525,000      ---     $59,836(3)       ---       ---      ---   $188,973(4,5)
     President &      1994   525,000      ---      56,145          ---       ---      ---    190,420
     CFO              1993   525,000      ---      49,987          ---       ---      ---     92,108


Stephen R. Kalette(6)
     VP-Admin.,       1995  $330,000      ---     $25,776(7)       ---       ---      ---   $35,815(5)
     General Counsel  1994   330,000      ---      22,958          ---       ---      ---    35,640
     & Secretary      1993   330,000      ---      23,761          ---       ---      ---    35,492


William A. Dillingham(8)
     President of     1995  $450,000      ---     $ 5,946(8)       ---       ---      ---   $ 30,000(9)
     Buckeye Division 1994   450,000      ---       6,105          ---       ---      ---     30,000
                      1993   450,000      ---       6,504          ---       ---      ---     30,000


Leo L. Matthews(10)
     President of     1995  $120,000   $ 10,000   $ 4,817(11)      ---       ---      ---   $  7,200(12)
     Allied           1994   120,000     22,000     6,314          ---       ---      ---      3,600
                      1993   100,000     20,000       912          ---       ---      ---


Harold L. Inlow(13)
     President & COO  1995  $225,000   $      0   $ 7,235(14)      ---       ---      ---       ---
     of Former Retail 1994   225,000    123,333    29,642          ---       ---      ---       ---
     Subsidiary       1993   225,000    120,140    26,624          ---       ---      ---       ---












(1)      Of the amounts reported each year as salary for Mr. Kanner, $100,000 was paid directly by the Registrant and $425,000 was paid by Brooks.

(2)      Mr. Kanner deferred his entire Salary for each of the years reported under the terms of deferred compensation plans established for his benefit.  The amounts reported for each year are the amounts deferred for that year.  As compensation is earned by
         Mr. Kanner, it is paid by the Registrant to deferred compensation trusts.  These amounts will be distributed to Mr. Kanner by the trusts in accordance with the terms of the deferred compensation plans.  The assets and corresponding liabilities of the trusts are not carried on the Registrant's balance sheet.

(3)      Of the amount shown in the table, $55,870 in 1995, $50,870 in 1994 and $45,870 in
         1993 represents the premiums on life insurance paid for by the Registrant on Mr.
         Kanner's life, and for which the Registrant is not a beneficiary; and $3,966 in
         1995, $5,275 in 1994 and $4,117 in 1993 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(4)      Of the amount reflected, $130,100 in 1995, $132,100 in 1994 and $34,100 in 1993
         represents an advance by the Registrant toward the payment of the premium on life insurance on Mr. Kanner's life and for which the Registrant is not the beneficiary.
         The advance will be repaid to the Registrant out of the death proceeds from such policy.

(5)      In 1988, the Registrant adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $58,873 in 1995, $58,320 in 1994 and $58,008 in 1993
         of the amounts shown in the table for Mr. Kanner and all of the amounts shown in the table for Mr. Kalette are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(6)      Of the amounts reported each year as salary for Mr. Kalette, $60,000 was paid directly by the Registrant and $270,000 was paid by Brooks.

(7)      Of the amount shown in the table, $20,546 in 1995, $19,076 in 1994 and $19,649 in
         1993 represents the premiums on life insurance paid for by the Registrant on Mr.
         Kalette's life, and for which the Registrant is not a beneficiary; and $4,023 in
         1995, $3,883 in 1994 and $2,808 in 1993 represents the cost of providing Mr. Kalette with use of an automobile during the year

(8)      All of the amounts shown as paid to or for Mr. Dillingham were paid by Buckeye.  Of the amount shown in the table, $3,205 in 1995, $2,955 in 1994 and $2,695 in 1993 represents the premiums on life insurance paid for by Buckeye on Mr. Dillingham's life, and for which Buckeye is not a beneficiary; and $2,741 in 1995, $3,150 in 1994 and $3,809 in 1993 represents the cost of providing Mr. Dillingham with use of an automobile during the year.

(9)      In 1988, Buckeye adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  All of the amount shown in the table for Mr.
         Dillingham are amounts contributed to such plan for the benefit of such executive officer with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(10)     All of the amounts shown as paid to or for Mr. Matthews were paid by Allied.  Mr.
         Matthews has an employment agreement with Allied providing for a minimum $120,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses (as were paid in 1995, 1994 and 1993).

(11)     Of the amount shown in the table, $1,710 in 1995, $1,710 in 1994 and $912 in 1993 represents the premiums on life insurance paid for by Allied on Mr. Matthew's life, and for which Allied is not a beneficiary; and $3,107 in 1995, $4,604 in 1994 represents the cost of providing Mr. Matthews with use of an automobile during that year.

(12)     In 1993, Allied adopted a 401-K plan to provide retirement benefits for Allied's employees, including officers.  Participating employees make voluntary contributions
         to the Plan, a portion of which Allied matches.   All of the amount shown in the
         table for Mr. Matthews was contributed by Allied to such plan.  Vesting of benefits under the plan is phased in over three years.

(13)     All of the amounts shown as paid to or for Mr. Inlow were paid by the Registrant's retail subsidiary.  Mr. Inlow's salary and bonus compensation were paid pursuant to the terms of an employment agreement between Mr. Inlow and the Registrant's retail subsidiary.  Following the December, 1994 closing of the retail subsidiary, Mr.
         Inlow is entitled to a 3-year salary continuation.

(14)     Of the amount shown in the table, $1,763 in 1995, $12,290 in 1994 and $10,833 in
         1993 represents the premiums on life insurance paid for by the Registrant's retail subsidiary on Mr. Inlow's life, and for which the Registrant's retail subsidiary is not a beneficiary; $5,472 in 1995, $5,434 in 1994 and $3,873 in 1993 represents the cost of providing Mr. Inlow with use of an automobile during the year; and $11,918 in each of the years 1994 and 1993 represents deferred compensation.

Unless covered by an employment agreement with the Registrant, officers serve for one year terms or until their respective successors are duly elected and qualified.

Compensation of Directors

    The Registrant pays its outside Directors an annual fee of $15,000, payable monthly. The Registrant also reimburses its Directors for any expense reasonably incurred while performing services for the Registrant. Directors who are employees of the Registrant or otherwise receive compensation from the Registrant do not receive any fee for acting as Directors of the Registrant.


      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As Directors of the Registrant, Mr. Kanner and Mr. Kalette participate in Board of Directors' deliberations and decisions concerning executive officer compensation. Mr. Kanner and Mr. Kalette are executive officers of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 1995 (i) the number of shares of the Registrant's stock owned, directly or indirectly, by each Director of the Registrant and by all Directors and officers as a group, and (ii) the number of shares of the Registrant's stock held by each person who was known by the Registrant to beneficially own more than 5% of the Registrant's stock:


<CAPTIONS>
                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder         Ownership (1)(2)     Class      Ownership (1)(2)     Class      Power

Stanley R. Browne                 --         --               1,538            *          *
Stephen R. Kalette(3)             --         --              13,759          2.5        1.6
Robert H. Kanner           2,066,894       71.2             514,044         92.3       85.0
William A. Dillingham(4)       3,500          *                  --           --         --
Leo L. Matthews(5)                --         --                  --           --         --
Harold L. Inlow(6)                --         --                  --           --         --
  3830 Kelley Avenue
  Cleveland, OH 44114
All Directors and
  officers as a group      2,070,394       71.3             529,441         95.0       86.9
  (7 persons)

* indicates less than 1%.

(1) Except as set forth below, each owner has sole voting and investment power with respect to the shares beneficially owned by him.

(2) Class B Stock is convertible into Common Stock on a share for share basis. Therefore, ownership of Class B Stock may also be deemed to be beneficial ownership of the same number of shares of Common Stock.

(3) Mr, Kalette owns 1,000 shares (less than 1%) of the Common Stock of
    Brooks.

(4) Mr. Dillingham owns 500 shares (less than 1%) of the Common Stock of Brooks and 1,000 shares (less than 1%) of the Common Stock of Aspen.

(5) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.

(6) Mr. Inlow owns 9,000 shares (less than 1%) of the Common Stock of
    Brooks.

Warrants and Options to Purchase Securities.

    No warrants, options or rights to purchase the Registrant's Common Stock were granted by the Company to, or exercised by, any officer or Director of the Registrant during 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On January 1, 1994, Buckeye was merged into a wholly-owned subsidiary of the Registrant in exchange for 1,820,724 newly-issued shares of the Registrant's Common Stock and 70,000 shares of newly-created Preferred Stock of the Registrant. Mr. Kanner was the sole stockholder of Buckeye and Mr. Kalette was an officer and Director of Buckeye. Buckeye was then the owner of approximately 41% of the capital stock of Aspen. Since that date, ownership in Aspen has increased to approximately 62%.

    On January 1, 1994, immediately following the merger, the Buckeye business was transferred by the Registrant to Brooks for 194,600 shares of a newly-created Brooks Preferred Stock with a face value of $100 per share. Since January 1, 1994, the Buckeye business has been operated as a division of Brooks.

    The Registrant and Brooks lease a general purpose 312,000 square foot building in Cleveland, Ohio (the "Building") on a triple net basis. The premises are used for executive and administrative facilities, Buckeye's manufacturing and administrative operations and Allied's manufacturing and administrative operations. Brooks subleases a portion of the building to an unrelated party. The annual rental for the Building is approximately $548,700. The Partnership that owns the Building is 80% owned and controlled by Mr. Kanner. Mr. Dillingham, Mr. Kalette and five other individuals have a minority interest in the Partnership.

    Mr. Kanner made loans to Buckeye attributable to pre-1994 operations. The Company repaid $1,911,000 of these loans during 1995. At December 31, 1995, the Company still owed Mr. Kanner $289,000. Until repaid, these loans bear interest at 2% above the base lending rate charged by the Company's lending bank.

                                PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)   l.  List of Financial Statements
                                                         Page Number

          Consolidated Balance Sheets at
          December 3l, l995 and l994........................   14

          Consolidated Statements of Operations
          for each of the three years in the
          period ended December 3l, l995....................   16

          Consolidated Statements of Stockholders'
          Equity for each of the three years in
          the period ended December 3l, l995................   17

          Consolidated Statements of Cash Flows
          for each of the three years in the
          period ended December 3l, l995....................   18

          Notes to Consolidated Financial Statements........   19


          2.  List of Financial Statement Schedules

          Schedule II - Valuation and Qualifying
          Accounts..........................................   S-1

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.  List of Exhibits

             Exhibit
               No.                     Description

              10.21 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction
                             Products, Inc. and Society National Bank.

              21             Subsidiaries of the Registrant.

    The following exhibits were previously filed with the Commission as indicated in the bracketed [] references and are hereby incorporated by reference.

        Exhibit
          No.                          Description


          3.1 Certificate of Incorporation of Pubco, as amended [Form 10-K for year ended December 31, 1987,
                        Exhibit 3.1 and Information Statement dated June 27, 1990 for August 14, 1990 Annual Meeting of Stockholders, Appendix I].

          3.2 By-Laws of Pubco, as amended [Form 10-K for year ended December 31, 1986, Exhibit 3.2(a)].

          4.5 Rights Agreement dated as of March 19, 1987 between Pubco and American Stock Transfer Company, as Successor Rights Agent, as amended [Form 10-K for year ended December 31, 1987,
                        Exhibit 4.5].

         10.1 Security Agreement dated February 24, 1986 between Bobbie Brooks, Incorporated and
                        AmeriTrust Company National Association, as amended [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1987, Exhibit 10.10].

         10.3 Term Note Agreement dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association, as amended [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1988, Exhibit 10.3].

         10.5 Security Agreements dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1988, Exhibit 10.5].

         10.13 Lease dated April 18, 1986 by and between Pubco Corporation and Kelley Avenue Partnership, as amended [Form 10-K for year ended December 31, 1987, Exhibit 10.14].

         10.14 Lease Agreement dated November 29, 1985 between Bobbie Brooks, Incorporated and Kelley Avenue Partnership, as amended [Bobbie Brooks,
                        Incorporated Form 10-K for year ended December 31, 1988, Exhibit 10.12].

         10.18 Term Note Agreement dated April 26, 1989 between Buxton & Skinner Printing Company and AmeriTrust Comany National Association [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1989, Exhibit 10.16].

         10.19 Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank [Form 10-K for year ended December 31, 1993, Exhibit 10.19].

         10.20 Amendments to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank [Form 10-K for year ended December 31, 1994,
                        Exhibit 10.20].


    (b)  Reports on Form 8-K Filed during Fourth Quarter

         None.

                               SIGNATURES


    Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PUBCO CORPORATION



                                  By:  /s/ Robert H. Kanner
                                     ---------------------------------
                                     Robert H. Kanner,
                                     Chairman of the Board, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer



Date:  March 12, l996




    Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:



                                        /s/ Robert H. Kanner
                                  -------------------------------------
                                  Robert H. Kanner, Director



                                       /s/ Stephen R. Kalette
                                  -------------------------------------
                                  Stephen R. Kalette, Director



                                       /s/ Stanley R. Browne
                                  -------------------------------------
                                  Stanley R. Browne, Director








                            PUBCO CORPORATION
                             AND SUBSIDIARIES
                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS
                                 (000's)



<CAPTIONS>

     Column A                        Column B            Column C            Column D        Column E
                                    Balance at          Additions                           Balance at
                                    Beginning           Charged to:                           End of
    Description                     of Period      Cost/Expense   Other     Deductions        Period

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 1995         $1,250        $   44     $   66 (B)    $  480 (A)       $  279
                                                                               601 (D)

Year ended December 31, 1994         $1,078        $  794     $    -        $  608 (A)       $1,250
                                                                                14 (C)

Year ended December 31, 1993         $  587        $  543     $  327 (B)    $  379 (A)       $1,078



(A)  Bad-debt writeoffs.

(B)  Allowances for doubtful accounts acquired.

(C)  Sale of receivables.

(D)  Recoveries of accounts previously reserved.


                              EXHIBIT INDEX



    Exhibit
      No.                             Description


     3.1 Certificate of Incorporation of Pubco, as amended [Form 10-K for year ended December 31, 1987, Exhibit
                   3.1 and Information Statement dated June 27, 1990 for August 14, 1990 Annual Meeting of Stockholders, Appendix I].

     3.2 By-Laws of Pubco, as amended [Form 10-K for year ended December 31, 1986, Exhibit 3.2(a)].

     4.5 Rights Agreement dated as of March 19, 1987 between Pubco and American Stock Transfer Company, as
                   Successor Rights Agent, as amended [Form 10-K for year ended December 31, 1987, Exhibit 4.5].

    10.1 Security Agreement dated February 24, 1986 between Bobbie Brooks, Incorporated and AmeriTrust Company National Association, as amended [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1987, Exhibit 10.10].

    10.3 Term Note Agreement dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association, as amended [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1988, Exhibit 10.3].

    10.5 Security Agreements dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1988, Exhibit 10.5].

    10.13 Lease dated April 18, 1986 by and between Pubco Corporation and Kelley Avenue Partnership, as amended [Form 10-K for year ended December 31, 1987, Exhibit 10.14].

    10.14 Lease Agreement dated November 29, 1985 between Bobbie Brooks, Incorporated and Kelley Avenue Partnership, as amended [Bobbie Brooks, Incorporated Form 10-K for year ended December 31, 1988, Exhibit 10.12].

    Exhibit
      No.                             Description


    10.18 Term Note Agreement dated April 26, 1989 between Buxton & Skinner Printing Company and AmeriTrust Comany National Association [Bobbie Brooks,
                   Incorporated Form 10-K for year ended December 31, 1989, Exhibit 10.16].

    10.19 Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank [Form 10-K for year ended December 31, 1993, Exhibit 10.19].

    10.20 Amendments to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank. [Form 10-K for year ended December 31, 1994, Exhibit 10.20].

    10.21 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank.

    21             Subsidiaries of the Registrant.