Form 10-Q
period 1996-03-31
PUBCO CORP
filed 1996-05-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 1996

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


Number of Common Shares Outstanding as of May 13, 1996:     3,461,727

                              PUBCO CORPORATION



                                                                  Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1996 and December 31, 1995 . . . . . . . .        3

           Consolidated Statements of Operations
           for the Three Months Ended March 31,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .        9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       11

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


                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)



                                                      March 31       December 31
                                                        1996             1995
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $  3,724         $  7,919
  Marketable securities and other short-
    term investments                                    18,630           11,836
  Trade receivables (less allowances of
    $308 in 1996 and $279 in 1995)                       5,602            5,058
  Inventories--Note B                                    7,516            7,447
  Prepaid expenses and other current assets                870              756
                                                      --------         --------
                             TOTAL CURRENT ASSETS       36,342           33,016


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $10,503 in 1996 and $10,497 in 1995)                7,706            8,492


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $532 in 1996 and $490 in 1995)                           634              676


OTHER ASSETS                                             2,756            2,920
                                                      --------         --------

                                     TOTAL ASSETS     $ 47,438         $ 45,104
                                                      ========         ========


See notes to consolidated financial statements.

                                 3.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets--Continued
($ in 000's except share amounts)
                                                      March 31       December 31
                                                        1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $  7,100         $  4,738
  Accrued liabilities                                    8,923            9,287
  Loans payable--related party                             289              289
  Current portion of long-term debt                        393              218
                                                      --------         --------
                        TOTAL CURRENT LIABILITIES       16,705           14,532

LONG-TERM DEBT                                             888            2,407

DEFERRED CREDITS AND NONCURRENT LIABILITIES              3,383            3,628

MINORITY INTEREST                                        3,092            3,022

STOCKHOLDERS' EQUITY
  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                  -                -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1996 and 1995)                                      1                1
  Common Stock:
    Common Stock - par value $.01; 3,500,000
      shares authorized; 2,906,792 issued and
      2,904,792 outstanding in 1996 and 2,906,697
      issued and 2,904,697 outstanding in 1995              29               29
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 556,935 issued and
      outstanding in 1996 and 557,030 issued
      and outstanding in 1995                                6                6
  Additional paid in capital                            29,863           30,082
  Unrealized gains on investments available for sale     1,300              801
  Retained (deficit)                                    (7,817)          (9,392)
                                                      --------         --------
                                                        23,382           21,527
  Treasury stock at cost,
    2,000 shares in 1996 and 1995                          (12)             (12)
                                                      --------         --------
                       TOTAL STOCKHOLDERS' EQUITY       23,370           21,515
                                                      --------         --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 47,438         $ 45,104
                                                      ========         ========

See notes to consolidated financial statements.

                                 4.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                        Three Months Ended
                                                              March 31
                                                       l996            l995
Net sales                                            $ 14,079        $ 13,459
Cost of sales                                          10,299           9,887
                                                     --------        --------
                                GROSS PROFIT            3,780           3,572

Costs and expenses:
  Selling, general and
    administrative expenses                             2,293           1,927
  Depreciation and amortization                           246             325
  Interest, net                                          (428)            (95)
                                                     --------        --------
                                                        2,111           2,157

Other income (expense), net                                19             (18)
                                                     --------        --------
                  INCOME BEFORE INCOME TAXES
                       AND MINORITY INTEREST            1,688           1,397

Provision for income taxes                                 43             (25)
                                                     --------        --------
             INCOME BEFORE MINORITY INTEREST            1,645           1,422

Minority interest                                         (70)            (53)
                                                     --------        --------
                                  NET INCOME         $  1,575        $  1,369
                                                     ========        ========
Preferred stock dividend requirements                     219             219
                                                     --------        --------
                       NET INCOME APPLICABLE
                      TO COMMON STOCKHOLDERS         $  1,356        $  1,150
                                                     ========        ========
                        NET INCOME PER SHARE         $    .39        $    .33
                                                     ========        ========
Weighted average number
  of shares outstanding                             3,461,727       3,463,727
                                                    =========       =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)
                                                                       Three Months Ended
                                                                            March 31
                                                                     l996             1995
OPERATING ACTIVITIES
  Net income from continuing operations                            $  1,575         $  1,369
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     405              354
      Net (gain) on sales of securities                                  (3)               -
      Net loss on disposal of fixed assets                               28                -
      Minority interest                                                  70               53
      Changes in operating assets and liabilities:
          Trade receivables                                            (544)             (33)
          Inventories                                                   (69)            (765)
          Other assets                                                   36               70
          Accounts payable                                            2,362            1,292
          Other current liabilities                                    (364)          (1,946)
          Deferred credits and noncurrent liabilities                  (245)             (36)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             3,251              358

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (6,836)          (5,467)
  Proceeds from sale of marketable securities                           544                -
  Purchases of fixed assets                                             (27)            (102)
  Proceeds from the sale of fixed assets                                436              288
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (5,883)          (5,281)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                        6,272            6,206
  Principal payments on long-term debt                               (7,616)          (6,497)
  Dividends paid                                                       (219)            (219)
                                                                   --------         --------
                  NET CASH (USED IN) FINANCING ACTIVITIES            (1,563)            (510)
                                                                   --------         --------
                  (DECREASE) IN CASH AND CASH EQUIVALENTS            (4,195)          (5,433)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,919           12,583
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  3,724         $  7,150
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1996




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements reflect consolidation of the operations of the Company's wholly-owned subsidiaries and Bobbie Brooks, Incorporated ("Brooks"), an approximately 90%-owned subsidiary.

Brooks increased its ownership in Aspen Imaging International, Inc. ("Aspen") at year-end 1995 from approximately 41% to approximately 62%. The Company's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statement of Operations for the three months ended March 31, 1996 include the results of Aspen's operations whereas the Company's consolidated statement of operations for the three months ended March 31, 1995 account for Aspen's operations on the equity method.

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

Net income per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $12.50 per share.

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

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1996




NOTE A -- Basis of Presentation--Continued

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at March 31, 1996 and December 31, 1995.

Effective January 1, 1996, the Company adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of its adoption is immaterial to results of operations.

Certain prior year amounts have been reclassified to conform to the 1996 presentation.



NOTE B -- Inventories

The components of inventories consist of the following:

                                           March 31        December 31
                                             1996             1995

    Raw materials and supplies             $ 4,599          $ 4,532
    Work in process                            666              484
    Finished goods                           2,251            2,431
                                           -------          -------
                                           $ 7,516          $ 7,447
                                           =======          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1996 and 1995

Due to the increase in Brooks' ownership of Aspen to approximately 62% at the end of 1995, the Company's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statement of Operations for the three months ended March 31, 1996 includes the results of Aspen. For the comparable period in 1995, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

The Company's continuing operations primarily consist of Buckeye Business Products, Inc. ("Buckeye"), Allied Construction Products, Inc. ("Allied") and Aspen.

Sales increased in the three months ended March 31, 1996, from the three months ended March 31, 1995, primarily as the result of the inclusion of the sales of Aspen.

Selling, general and administrative expenses increased in the three month period ended March 31, 1996 from the three months ended March 31, 1995 primarily as the result of the inclusion of Aspen in the 1996 period.

The decrease in interest, net, is primarily the result of slightly lower borrowing levels at Allied during the 1996 period compared to the 1995 period and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. These assets increased due to the inclusion of Aspen in 1996 as well as the continued receipt of proceeds from discontinued operations at the Company. The Company will continue to generate interest and other income on its available funds until used to make an acquisition of other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had almost $22,400,000 of cash, cash equivalents, marketable securities and other short-term investments, including approximately $5,300,000 owned by Aspen, and approximately $888,000 of long-term debt.

The increases in inventories and accounts payable from December 31, 1995 to March 31, 1996 reflect Allied's normal seasonal build-up of inventories offset by decreases at both Buckeye and Aspen.

Stockholders' equity of $23,370,000 at March 31, 1996 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at March 31, 1996, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at March 31, 1996.

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

                         PART II - OTHER INFORMATION




Item l.  LEGAL PROCEEDINGS.  Not Applicable

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.  OTHER INFORMATION.

           On October 24, 1995, the Company proposed that Bobbie Brooks, Incorporatd ("Brooks"), its 90% subsidiary, be merged with and into the Company, that the Brooks stockholders would receive one share of the Company's Common Stock for each six shares of Brooks Common Stock owned by them, that Brooks' 62% Aspen Imaging International, Inc. subsidiary ("Aspen"), sell all of its operating assets to a newly formed subsidiary of the Company and that the Aspen stockholders would receive one share of the Company's Common Stock for each seven shares of Aspen Common Stock owned by them. On April 10, 1996, the Company's Board of Directors approved each transaction, subject to stockholder approval, and authorized the Company to enter into a Merger Agreement with Brooks and a Sale and Liquidation Agreement with Aspen, each of which were executed on April 26, 1996. On April 10, 1996, Brooks' Board of Directors accepted the Company's proposal, subject to stockholder approval, and authorized Brooks to enter into a Merger Agreement, which was executed on April 26, 1996. On April 25, 1996, Aspen's Board of Directors accepted the Pubco proposal, subject to stockholders' approval, and authorized Aspen to enter into a Sale and Liquidation Agreement which was executed on April 26, 1996. The stockholders of the Company, Brooks and Aspen will each consider the matters at separate Special Meetings to be held on June 27, 1996.


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
























Dated:  May 14, 1996

                                EXHIBIT INDEX



Financial Data Schedule