Form 10-Q
period 1996-06-30
PUBCO CORP
filed 1996-08-13
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended             June 30, 1996

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of August 12, 1996: 3,752,473

                              PUBCO CORPORATION



                                                                  Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995. . . . . . . . .        3

           Consolidated Statements of Operations
           for the Three and Six Months Ended June 30,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .       10



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       12

  Item l.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)--Note A.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
($ in 000's except share amounts)


                                                      June 30        December 31
                                                        1996             1995
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $    227         $  7,919
  Marketable securities and other short-
    term investments                                    22,555           11,836
  Trade receivables (less allowances of
    $294 in 1996 and $279 in 1995)                       6,203            5,058
  Inventories--Note B                                    8,277            7,447
  Prepaid expenses and other current assets              1,068              756
                                                      --------         --------
                             TOTAL CURRENT ASSETS       38,330           33,016


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $10,625 in 1996
  and $10,497 in 1995)                                   7,097            8,492


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $572 in 1996 and $490 in 1995)                         1,234              676


OTHER ASSETS                                             2,730            2,920
                                                      --------         --------

                                     TOTAL ASSETS     $ 49,391         $ 45,104
                                                      ========         ========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets--Continued
($ in 000's except share amounts)
                                                      June 30        December 31
                                                        1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $  6,818         $  4,738
  Accrued liabilities                                    8,757            9,287
  Loans payable--related party                             189              289
  Current portion of long-term debt                      1,120              218
                                                      --------         --------
                        TOTAL CURRENT LIABILITIES       16,884           14,532

LONG-TERM DEBT                                             685            2,407

DEFERRED CREDITS AND NONCURRENT LIABILITIES              3,313            3,628

MINORITY INTEREST                                          683            3,022

STOCKHOLDERS' EQUITY
  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                  -                -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1996 and 1995)                                      1                1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,197,538 issued and
      3,195,538 outstanding in 1996 and 2,906,697
      issued and 2,904,697 outstanding in 1995              32               29
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 556,935 issued and
      outstanding in 1996 and 557,030 issued
      and outstanding in 1995                                6                6
  Additional paid in capital                            32,617           30,082
  Unrealized gains on investments available for sale     1,442              801
  Retained (deficit)                                    (6,260)          (9,392)
                                                      --------         --------
                                                        27,838           21,527
  Treasury stock at cost,
    2,000 shares in 1996 and 1995                          (12)             (12)
                                                      --------         --------
                       TOTAL STOCKHOLDERS' EQUITY       27,826           21,515
                                                      --------         --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 49,391         $ 45,104
                                                      ========         ========

See notes to consolidated financial statements.

                                    4.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   l996         l995           1996         1995
Net sales                                       $  13,946    $  13,304      $  28,025    $  26,763
Cost of sales                                       9,990        9,575         20,289       19,462
                                                ---------    ---------      ---------    ---------
                             GROSS PROFIT           3,956        3,729          7,736        7,301

Costs and expenses:
  Selling, general and
    administrative expenses                         2,791        2,326          5,084        4,253
  Depreciation and amortization                       240          335            486          660
  Interest, net                                      (646)        (224)        (1,074)        (319)
                                                ---------    ---------      ---------    ---------
                                                    2,385        2,437          4,496        4,594

Other income (expense), net                             3           (2)            22          (20)
                                                ---------    ---------      ---------    ---------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,574        1,290          3,262        2,687

Provision for income taxes                             48            3             91          (22)
                                                ---------    ---------      ---------    ---------
          INCOME BEFORE MINORITY INTEREST           1,526        1,287          3,171        2,709

Minority interest                                      31          (26)           (39)         (79)
                                                ---------    ---------      ---------    ---------
                               NET INCOME       $   1,557    $   1,261      $   3,132    $   2,630
                                                =========    =========      =========    =========

Preferred stock dividend requirements                 219          219            438          438
                                                ---------    ---------      ---------    ---------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS       $   1,338    $   1,042      $   2,694    $   2,192
                                                =========    =========      =========    =========

                     NET INCOME PER SHARE       $     .39    $     .30      $     .78    $     .63
                                                =========    =========      =========    =========
Weighted average number
  of shares outstanding                         3,471,312    3,463,727      3,466,520    3,463,727
                                                =========    =========      =========    =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)
                                                                        Six Months Ended
                                                                            June 30
                                                                     l996             1995
OPERATING ACTIVITIES
  Net income from continuing operations                            $  3,132         $  2,630
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     791              716
      Net (gain) loss on sales of securities                              5               (5)
      Net (gain) loss on disposal of fixed assets                       339             (328)
      Minority interest                                                  39               79
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,145)            (192)
          Inventories                                                  (830)          (1,103)
          Other assets                                                 (149)             124
          Accounts payable                                            2,080               55
          Other current liabilities                                    (572)          (1,137)
          Deferred credits and noncurrent liabilities                  (315)            (157)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             3,375              682

INVESTING ACTIVITIES
  Purchases of marketable securities                                (11,274)          (5,757)
  Proceeds from sale of marketable securities                         1,191              293
  Purchases of fixed assets                                             (62)            (188)
  Proceeds from the sale of fixed assets                                436              654
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (9,709)          (4,998)

FINANCING ACTIVITIES
  Net borrowings on loans payable                                      (100)          (1,911)
  Proceeds from long-term debt                                       12,309           15,126
  Principal payments on long-term debt                              (13,129)         (14,738)
  Dividends paid                                                       (438)            (438)
                                                                   --------         --------

                  NET CASH (USED IN) FINANCING ACTIVITIES            (1,358)          (1,961)
                                                                   --------         --------

                  (DECREASE) IN CASH AND CASH EQUIVALENTS            (7,692)          (6,277)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,919           12,583
                                                                   --------         --------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    227         $  6,306
                                                                   ========         ========

See notes to consolidated financial statements.

                                    6.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1996




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements reflect consolidation of the operations of the Company's wholly-owned subsidiaries and Bobbie Brooks, Incorporated ("Brooks"), an approximately 90%-owned subsidiary until June 27, 1996, whereupon it merged with and into the Company. As a result of the merger, each Brooks stockholder is entitled to received one share of the Company's Common Stock in exchange for each six shares of Brooks Common Stock.

Brooks increased its ownership in Aspen Imaging International, Inc. ("Aspen") at year-end 1995 from approximately 41% to approximately 62%. The Company's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statements of Operations for the three and six months ended June 30, 1996 include the results of Aspen's operations whereas the Company's Consolidated Statements of Operations for the three and six months months ended June 30, 1995 account for Aspen's operations on the equity method.

On June 27, 1996, the Company acquired all of the assets of Aspen, subject to all of its liabilities, in exchange for Common Stock of the Company. As a result of the acquisition, each Aspen stockholder is entitled to receive one share of the Company's Common Stock in exchange for each seven shares of Aspen Common Stock.

The merger of Brooks into the Company and the acquisition by the Company of the assets and business of Aspen, resulted in the Company issuing approximately 290,746 shares of the Company's Common Stock to the Brooks and Aspen minority stockholders. The Merger of Brooks into the Company was accounted for under the purchase method of accounting. The minority interest of Brooks acquired in the Merger was valued for accounting purposes at an amount equal to the market value of the stock of the Company issued to the Brooks minority stockholders. Goodwill of $640,000 was recognized as a result of the Merger. The stock of the Company issued to the minority stockholders of Aspen for the assets and business of Aspen was valued for accounting purposes at an amount equal to the fair value of the net assets acquired.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1996



NOTE A -- Basis of Presentation--Continued

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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at June 30, 1996 and December 31, 1995.

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

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1996



NOTE B -- Inventories

The components of inventories consist of the following:

                                           June 30         December 31
                                             1996             1995

    Raw materials and supplies             $ 5,113          $ 4,532
    Work in process                            589              484
    Finished goods                           2,575            2,431
                                           -------          -------
                                           $ 8,277          $ 7,447
                                           =======          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended June 30, 1996 and 1995

The Company's operations primarily consist of Buckeye Business Products, Inc. ("Buckeye"), Allied Construction Products, Inc. ("Allied") and Aspen.

The Company's Consolidated Statement of Operations for the three and six months ended June 30, 1996 include the results of Aspen. For the comparable periods in 1995, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

Sales increased in the three months and six months ended June 30, 1996, from the three and six months ended June 30, 1995, primarily as the result of the inclusion of the sales of Aspen in the 1996 periods.

Selling, general and administrative expenses increased in the three and six month periods ended June 30, 1996, from the three and six months ended June 30, 1995, primarily as the result of the inclusion of Aspen in the 1996 periods.

The decrease in interest, net, is primarily the result of slightly lower borrowing levels at Allied during the 1996 periods compared to the 1995 periods and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. The Company will continue to generate interest and other income on its available funds until used to make an acquisition of other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had almost $22,800,000 of cash, cash equivalents, marketable securities and other short-term investments, and approximately $685,000 of long-term debt.

The increases in inventories and accounts payable from December 31, 1995 to June 30, 1996 reflect Allied's normal seasonal build-up of inventories offset by decreases in inventories at both Buckeye and Aspen.

Stockholders' equity of $27,826,000 at June 30, 1996 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at June 30, 1996, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at June 30, 1996.

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


Item l.  LEGAL PROCEEDINGS.  Not Applicable

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

         On June 27, 1996, the Company held a Special Meeting of its stockholders to consider and act upon proposals: (i) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 5,000,000, (ii) to approve and adopt the Agreement and Plan of Merger between the Company and Bobbie Brooks, Incorporated ("Brooks") pursuant to which Brooks would be merged with and into the Company and each six outstanding shares of the Brooks Common Stock would be converted into the right to receive one share of the Company's Common Stock; and (iii) to acquire all of the assets of Aspen Imaging International, Inc. ("Aspen") in exchange for Common Stock of the Company such that each seven outstanding shares of the Aspen Common Stock would be converted into the right to receive one share of the Company's Common Stock. Each proposal received the favorable vote of all 2,066,894 shares of Common Stock and all 527,903 shares of Class B Stock represented in person or by proxy at the Meeting.

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K dated June 27, 1996 to report that: (i) the Company completed its previously announced combination with Brooks and Aspen; (ii) Brooks had merged into the Company as of the close of business on June 27, 1996 and that Brooks' Common Stock had been converted into Common Stock of the Company on the basis of one share of Company Common Stock for each six shares of Brooks Common Stock, (iii) also on June 27, 1996, after the merger of Brooks, the Company acquired all of the assets of Aspen, Aspen will cease to exist and Aspen Stockholders are entitled to receive one share of Company Common Stock for each seven shares of Aspen Common Stock held by them; and (iv) the Company issued approximately 290,746 shares of its Common Stock to the Brooks and Aspen stockholders, other than the Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 --------------------------------
                                 Robert H. Kanner
                                 President and
                                 Chief Financial Officer
























Dated:  August 13, 1996

                                EXHIBIT INDEX



Financial Data Schedule