Form 10-Q
period 1996-09-30
PUBCO CORP
filed 1996-11-12
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended           September 30, 1996

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


Number of Common Shares Outstanding as of October 31, 1996:   3,752,473

                              PUBCO CORPORATION



                                                                  Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995 . . . . . .        3

           Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1996 and 1995. . . . . . . . . . . . .        5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .       10



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       12

  Item l.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .       13

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                    September 30     December 31
                                                        1996             1995
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $  1,844         $  7,919
  Marketable securities and other short-
    term investments                                    22,506           11,836
  Trade receivables (less allowances of
    $314 in 1996 and $279 in 1995)                       5,025            5,058
  Inventories--Note B                                    7,686            7,447
  Prepaid expenses and other current assets              1,122              756
                                                      --------         --------
                             TOTAL CURRENT ASSETS       38,183           33,016


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $10,234 in 1996
  and $10,497 in 1995)                                   6,110            8,492


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $625 in 1996 and $490 in 1995)                         1,181              676


OTHER ASSETS                                             2,926            2,920
                                                      --------         --------


                                     TOTAL ASSETS     $ 48,400         $ 45,104
                                                      ========         ========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                    September 30     December 31
                                                        1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                    $  5,382         $  4,738
  Accrued liabilities                                    8,208            9,287
  Loans payable--related party                               -              289
  Current portion of long-term debt                        572              218
                        TOTAL CURRENT LIABILITIES       14,162           14,532

LONG-TERM DEBT                                              45            2,407

DEFERRED CREDITS AND NONCURRENT LIABILITIES              3,433            3,628

MINORITY INTEREST                                          717            3,022

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                  -                -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1996 and 1995)                                      1                1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,198,033 issued and
      3,196,033 outstanding in 1996 and 2,906,697
      issued and 2,904,697 outstanding in 1995              32               29
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 556,440 issued and
      outstanding in 1996 and 557,030 issued
      and outstanding in 1995                                6                6
  Additional paid in capital                            32,398           30,082
  Unrealized gains on investments
    available for sale                                   1,645              801
  Retained (deficit)                                    (4,027)          (9,392)
                                                        30,055           21,527
  Treasury stock at cost,
    2,000 shares in 1996 and 1995                          (12)             (12)
                       TOTAL STOCKHOLDERS' EQUITY       30,043           21,515

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 48,400         $ 45,104

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)
<CAPTIONS>
                                                  Three Months Ended           Nine Months Ended
                                                     September 30                 September 30
                                                   l996         l995           1996         1995
Net sales                                        $ 11,716     $ 10,759       $ 39,741     $ 37,522
Cost of sales                                       8,222        7,990         28,511       27,452
                                                 --------     --------       --------     --------
                               GROSS PROFIT         3,494        2,769         11,230       10,070

Costs and expenses:
  Selling, general and administrative expenses      2,715        1,841          7,799        6,094
  Depreciation and amortization                       230          305            716          965
  Interest, net                                      (570)        (252)        (1,644)        (571)
                                                 --------     --------       --------     --------
                                                    2,375        1,894          6,871        6,488

Other income, net                                   1,173          344          1,195          324
                                                 --------     --------       --------     --------
          INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST         2,292        1,219          5,554        3,906

Provision for income taxes                             25           30            116            8
                                                 --------     --------       --------     --------
          INCOME FROM CONTINUING OPERATIONS
                   BEFORE MINORITY INTEREST         2,267        1,189          5,438        3,898

Minority interest                                     (34)           2            (73)         (77)
                                                 --------     --------       --------     --------
          INCOME FROM CONTINUING OPERATIONS         2,233        1,191          5,365        3,821
                                                 --------     --------       --------     --------
Income from discontinued
  operations, net of taxes                              -        1,100              -        1,100
                                                 --------     --------       --------     --------
                                 NET INCOME      $  2,233     $  2,291       $  5,365     $  4,921
                                                 ========     ========       ========     ========
Preferred stock dividend requirements                 218          218            656          656
                                                 --------     --------       --------     --------
                      NET INCOME APPLICABLE
                     TO COMMON STOCKHOLDERS      $  2,015     $  2,073       $  4,709     $  4,265
                                                 ========     ========       ========     ========
Earnings per share:
    CONTINUING OPERATIONS (NET OF PREFERRED
               STOCK DIVIDEND REQUIREMENTS)      $    .54     $    .28       $   1.32     $    .91
                    DISCONTINUED OPERATIONS             -          .32              -          .32
                                                 --------     --------       --------     --------
                NET INCOME PER COMMON SHARE      $    .54     $    .60       $   1.32     $   1.23
                                                 ========     ========       ========     ========
Weighted average number of shares outstanding   3,752,473    3,463,727      3,562,533    3,463,727
                                                =========    =========      =========    =========

See notes to consolidated financial statements.

                                5.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)
<CAPTIONS>
                                                                       Nine Months Ended
                                                                            June 30
                                                                     l996             1995
OPERATING ACTIVITIES
  Net income from continuing operations                            $  5,365         $  3,821
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income from discontinued operations                                 -            1,100
      Depreciation and amortization                                   1,076            1,042
      Net (gain) on sales of securities                                (321)             (75)
      Net (gain) on disposal of fixed assets                           (501)            (279)
      Minority interest                                                  73               77
      Changes in operating assets and liabilities:
          Trade receivables                                              33              976
          Inventories                                                  (239)          (1,074)
          Other assets                                                 (402)             (60)
          Accounts payable                                              644           (1,130)
          Other current liabilities                                  (1,122)          (3,576)
          Deferred credits and noncurrent liabilities                  (195)            (576)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             4,411              246

INVESTING ACTIVITIES
  Purchases of marketable securities                                (16,733)          (8,613)
  Proceeds from sale of marketable securities                         7,228            1,367
  Purchases of fixed assets                                            (118)            (243)
  Proceeds from the sale of fixed assets                              2,090            2,617
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (7,533)          (4,872)

FINANCING ACTIVITIES
  Net (repayments) on loans payable                                    (289)          (1,911)
  Proceeds from long-term debt                                       21,075           24,030
  Principal payments on long-term debt                              (23,083)         (23,079)
  Dividends paid                                                       (656)            (656)
                                                                   --------         --------

                  NET CASH (USED IN) FINANCING ACTIVITIES            (2,953)          (1,616)
                                                                   --------         --------
                  (DECREASE) IN CASH AND CASH EQUIVALENTS            (6,075)          (6,242)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,919           12,583
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  1,844         $  6,341
                                                                   ========         ========


See notes to consolidated financial statements.

                                6.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1996




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

Brooks increased its ownership in Aspen Imaging International, Inc. ("Aspen") at year-end 1995 from approximately 41% to approximately 62%. The Company's Consolidated Balance Sheets at September 30, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statements of Operations for the three and nine months ended September 30, 1996 include the results of Aspen's operations whereas the Company's Consolidated Statements of Operations for the three and nine months months ended September 30, 1995 account for Aspen's operations on the equity method.

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

September 30, 1996



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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at September 30, 1996 and December 31, 1995.

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

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1996



NOTE B -- Inventories

The components of inventories consist of the following:

                                         September 30      December 31
                                             1996             1995

    Raw materials and supplies             $ 4,926          $ 4,532
    Work in process                            483              484
    Finished goods                           2,277            2,431
                                           -------          -------
                                           $ 7,686          $ 7,447
                                           =======          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 1996 and 1995

The Company's operations primarily consist of Buckeye Business Products, Inc. ("Buckeye"), Allied Construction Products, Inc. ("Allied") and Aspen.

The Company's Consolidated Statement of Operations for the three and nine months ended September 30, 1996 include the results of Aspen. For the comparable periods in 1995, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

As discussed below, the Company's 1996 results of operations improved over 1995 primarily as the result of an increase in interest income, nonrecurring gains on sale of fixed assets (included in other income), gain on the sales of securities (included in other income), as well as improvements in Allied's operating income.

Sales increased in the three months and nine months ended September 30, 1996, from the three and nine months ended September 30, 1995, primarily as the result of the inclusion of the sales of Aspen in the 1996 periods.

The gross profit percentage increase in the 1996 periods compared to the 1995 periods is the result of a lower cost of sales at Allied resulting from favorable currency fluctuations and product mix as well as the inclusion of Aspen in the 1996 periods.

Selling, general and administrative expenses increased in the three and nine month periods ended September 30, 1996, from the three and nine months ended September 30, 1995, primarily as the result of the inclusion of Aspen in the 1996 periods.

Nonmanufacturing depreciation and amortization expenses decreased in the 1996 periods as compared to the 1995 periods as the result of the sale of nonmanufacturing fixed assets. The gains recognized on such sales are reflected in other income.

The decrease in interest, net, is primarily the result of lower borrowing levels at Allied during the 1996 periods compared to the 1995 periods and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. The Company will continue to generate interest and other income on its available funds until used to acquire other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $24,350,000 of cash, cash equivalents, marketable securities and other short-term investments, and approximately $45,000 of long-term debt.

The increases in inventories and accounts payable from December 31, 1995 to September 30, 1996 reflect Allied's normal seasonal change in inventories offset by a decrease in inventories at Buckeye/Aspen.

Stockholders' equity of $30,043,000 at September 30, 1996 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at September 30, 1996, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at September 30, 1996.

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


                                 PUBCO CORPORATION




                                   /s/ Robert H. Kanner
                                 ------------------------------
                                 Robert H. Kanner
                                 President and
                                 Chief Financial Officer
























Dated:  November 12, 1996

                                EXHIBIT INDEX



Financial Data Schedule