Form 10-K
period 1996-12-31
PUBCO CORP
filed 1997-03-31
CIK 80984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF l934
For the fiscal year ended            December 31, 1996
                                       OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 3, 1997, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the closing price of the Common Stock), was approximately $13,021,457.

As of March 3, l997, 3,752,473 common shares (Common Stock and Class B Stock) were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None

           The exhibit index begins on page     of this Form l0-K.

                                  PART I


ITEM l.  BUSINESS

(a)  General Development of Business.

    Pubco Corporation ("Pubco") owns Buckeye Business Products, Inc. ("Buckeye"), which manufactures and markets computer and data processing supplies, Aspen Imaging International, Inc. ("Aspen"), which distributes computer and data processing supplies, and approximately 85% of Allied Construction Products, Inc. ("Allied"), which manufactures and distributes products for the construction and related industries. Pubco also owns certain apparel-related and printing-related trademarks and tradenames which it licenses to others, as well as other income generating assets. Pubco was established in 1958 and is a Delaware corporation. Pubco and its wholly-owned and majority-owned subsidiaries are collectively referred to as the "Company". As of December 31, 1996, the Company employed approximately 215 persons.

    The present corporate structure came about on June 27, 1996, when Bobbie Brooks, Incorporated ("Brooks"), then a publicly traded Delaware corporation, merged into Pubco, and the assets of Aspen, then a publicly traded Delaware corporation, were acquired for Pubco Stock. At the time of the Merger, Pubco owned over 90% of the Brooks Common Stock and 100% of the Brooks Preferred Stock, Brooks owned approximately 62% of the Aspen Common Stock, and Buckeye operated as a division of Brooks.

(b)  Financial Information About Industry Segments.

    For purposes of industry segment reporting, the Company's operations are conducted in two segments: computer printer supplies and construction products. See Note K of Notes to Consolidated Financial Statements for further information on industry segment reporting.

(c)  Narrative Description of Business.

Computer Printer Supplies Segment

    Buckeye, which operates as a division, manufactures and markets computer ribbons, cartridge ribbons, computer paper, laser toner, remanufactured toner cartridges and thermal transfer ribbons. Buckeye also re-markets ink-jet supplies, magnetic media and copy paper. Aspen markets toner, ribbon products and other supplies for printing devices which it purchases from various suppliers, including Buckeye. Some of Aspen's suppliers produce component parts on molds owned by Aspen. Aspen also publishes and sells its AspenGuideR, the definitive computer printer industry compatibility guide which provides cross-reference information concerning ribbons, fax, laser and other related supplies.

    Buckeye markets its products exclusively through an in-house telemarketing organization primarily to end-users in the United States. Buckeye also produces products for the original equipment manufacturer market. Aspen's products are sold primarily through dealers located in the United States who resell the products to end-users, sometimes utilizing their own labeling.

    Buckeye has approximately 10,000 accounts, none of which represents 5% of its business. Aspen has approximately 2,000 accounts, none of which represents 5% of its business.

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

Construction Products Segment

    Allied designs, manufactures, assembles and distributes products for the construction, utility and mining industries. Primary product lines are divided into (A) products which are mounted on excavators, industrial tractors, loaders and other equipment, including (i) hydraulic hammers used for breaking rock, concrete and similar materials, (ii) hydraulic mounted compactors used for soil compaction and pile and sheeting driving applications, (iii) grapples used for material handling and demolition,
(iv) asphalt cutters, and (v) hydraulic pedestal boom systems used for breaking oversize material at rock crushing operations and for waste handling operations; and (B) underground products, including (i) pneumatic piercing tools used to make horizontal holes for placement or repair of underground utility lines, and (ii) aluminum trench supports used to support the walls of open construction trenches. During the last three fiscal years, mounted products represented approximately 80-85% of Allied's sales while underground products represented the balance.

    Allied maintains a long-term contractual relationship with Krupp Bautechnik GmbH, a German manufacturer of hammers and the component parts thereof, under which these component parts are purchased by Allied, assembled by Allied and exclusively sold and distributed in the United States and Canada under Allied's own tradenames. These purchases have represented approximately 50% of Allied's total component and material purchases during the past three fiscal years.

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

    Firm order backlog totalled approximately $4,168,000 as of February 20, 1997 compared to approximately $4,286,000 at February 23, 1996. Average backlog ranges from a high of $5,000,000 to a low of less than $1,000,000. Backlog represents orders expected to be filled within the current fiscal year.

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

Trademark Licensing

    Since 1986, Garan, Incorporated, a New York City based AMEX company, has been using the "Bobbie Brooks", "New Expressions by Bobbie Brooks" and "Present Co. by Bobbie Brooks" registered trademarks under a licensing agreement with the Company. Garan and its sublicensees sell sportswear under these labels exclusively at Wal-Mart Stores. While the license agreement allows sales throughout the United States, Canada, Puerto Rico and Mexico, sales are actually occuring only where Wal-Mart operates retail stores. Effective for the three year period commencing January 1, 1996, the Company receives a set annual licensing fee of $475,000, payable quarterly. Under separate licensing agreements with two unaffiliated commercial printers, the Company has been licensing the use of its "Tabard/Copley" tradename in the cities of New York and Atlanta in exchange for monthly licensing fees based upon sales of printing services by such printers using this tradename. All licensing fees are recorded within the Corporate segment in Industry Segment Information at Note K.

ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                        Owned or   Square
      Location          Leased     Footage               Use
-----------------       --------   --------  ------------------------------
St. Louis, MO           Owned      100,000   Commercial printing/offices
                                             leased through 2001

Havana, IL              Owned       25,000   Retail; leased through 2000

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 3l, l996.

                                PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

    Pubco's Common Stock is traded over-the-counter and quoted on NASDAQ's SmallCap Market under the symbol "PUBO". The following table presents for 1995 the high and low bid prices of Pubco's Common Stock as reported by NASDAQ. Quotations are interdealer prices which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. For 1996, the following table presents the high and low sales prices of Pubco's Common Stock as reported by NASDAQ.

1995                                            High            Low
    First Quarter                             $ 5             $ 4 1/2
    Second Quarter                              5               4
    Third Quarter                               5 1/4           4
    Fourth Quarter                              6 1/2           5 1/4
1996
    First Quarter                             $ 7             $ 6
    Second Quarter                              9               6 3/8
    Third Quarter                               8 5/8           7
    Fourth Quarter                              8 7/8           7 1/4

    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis.

(b) Holders.

    There were approximately 10,800 holders of Common Stock of record and approximately 450 holders of Class B Stock of record, as of March 3, 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data
                                                    Years Ended December 31
                                    1996         1995         1994         1993         1992
Net Sales (B)                    $ 51,069     $ 47,590     $ 46,016     $ 42,084     $ 25,030
                                ---------    ---------    ---------    ---------    ---------
Net Income (Loss):
 Continuing Operations              6,291        3,953        3,380        2,386          925
 Discontinued Operations (A)            -        1,100      (13,588)      (2,511)      (8,555)
                                ---------    ---------    ---------    ---------    ---------
Net Income (Loss)                   6,291        5,053      (10,208)        (125)      (7,630)
                                ---------    ---------    ---------    ---------    ---------
Net Income (Loss) Applicable
  to Common Stockholders (D)        5,416        4,178      (10,908)        (825)      (8,365)
                                ---------    ---------    ---------    ---------    ---------
Income (Loss) Per Share:
 Continuing Operations (D)           1.50          .89          .77          .49          .05
 Discontinued Operations (A)            -          .32        (3.92)        (.73)       (2.47)
                                ---------    ---------    ---------    ---------    ---------
 Net Income (Loss)
 per Common Share (D)            $   1.50     $   1.21     $  (3.15)    $   (.24)    $  (2.42)
                                ---------    ---------    ---------    ---------    ---------
Weighted Average
 Number of Shares               3,610,278    3,463,387    3,463,727    3,463,727    3,463,727
                                ---------    ---------    ---------    ---------    ---------

Selected Balance Sheet Data
                                                          December 31
                                    1996         1995         1994         1993         1992
Working Capital Ratio            2.8 to 1     2.3 to 1     1.3 to 1     1.5 to 1     2.0 to 1
Total Assets                     $ 63,359     $ 56,243     $ 50,106     $ 73,127     $ 76,771
Long-term Debt                          -        2,407          949        6,057       10,695
Stockholders' Equity               31,335       21,515       16,548       27,456       31,192
Common Stockholders'
 Equity (C)                        24,335       14,515        9,548       20,456       24,192
 Per Common Share (C)            $   6.49     $   4.19     $   2.76     $  5.91      $   6.98
Shares Outstanding
 at Year End                    3,752,473    3,461,727    3,463,727    3,463,727    3,463,727

(A) Includes the discontinuance of the commercial printing segment in 1993 and the discontinuance of the apparel and retail segments in 1994.  Refer to Note C of the
    Consolidated Financial Statements.
(B) The increase in sales in 1993 is primarily due to the Allied acquisition.
(C) Common Stockholders' Equity and Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.
(D) Net of Preferred Stock dividend requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of 1996 and 1995

The Company's 1996 results of operations improved over 1995 primarily as the result of an increase in interest income, nonrecurring gains on sale of fixed assets (included in other income), as well as improvements in Allied's operating income.

Sales increased in 1996 from 1995 primarily as the result of the inclusion of the sales of Aspen in 1996 due to the increase in Brooks' ownership of Aspen to approximately 62% at December 31, 1995. In 1995, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

The gross profit percentage increase in 1996 compared to 1995 is the result of a lower cost of sales at Allied resulting from favorable currency fluctuations and product mix as well as the inclusion of Aspen in 1996.

Selling, general and administrative expenses increased in 1996 from 1995 primarily as the result of the inclusion of Aspen in 1996.

Other income, net, increased in 1996 from 1995 primarily as the result of net gains on sales of fixed assets.

The change in interest, net, is primarily the result of lower borrowing levels at Allied during 1996 compared to 1995 and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. The Company will continue to generate interest and other income on its available funds until used to acquire other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.


Comparison of 1995 and 1994

In 1995, the Company completed its transformation from a company with predominantly retail and apparel operations to a company which manufactures and distributes business to business products. The closure of the Company's retail department store chain in 1994 and discontinuance of its apparel manufacturing operations in 1994 were accounted for as discontinued operations. Income from discontinued operations, net of taxes, for 1995 was the result of actual results being more favorable than anticipated when the accrual was established during 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had $26,416,000 of cash, cash equivalents, marketable securities and other short-term investments and no long-term debt. The securities are subject to risk of loss and fluctuations in value. The income generated from such marketable securities and other short-term investments may not be the same from year to year. The Company will continue to buy, hold and sell marketable securities and other investments to the extent funds are not required to make an acquisition of other operating businesses. The Company also has a $10,000,000 line of credit which can be used for acquisitions. The Company regularly reviews acquisition opportunities, but no particular acquisition is currently pending.

Stockholders' equity of $31,300,000 at December 31, 1996 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1996, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at December 31, 1996.

To the extent that the Company is able to utilize its net operating loss carryforwards, there will be a positive impact on the Company's future cash flows and liquidity.

On October 30, 1995, Pubco announced that it would purchase from time to time in the open market up to 175,000 of its shares. Through December 31, 1996, the Company had purchased 2,000 of its shares at a purchase price of approximately $12,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    PUBCO CORPORATION AND SUBSIDIARIES

                            DECEMBER 31, 1996

                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            Ernst & Young LLP

Akron, Ohio
March 21, 1997

CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)





                                                               December 3l
                                                            1996         1995
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  1,539     $  7,919
  Marketable securities and other
    investments available for sale--Note D                  24,877       11,836
  Trade receivables (less allowances of
    $269 in 1996 and $279 in 1995)                           4,410        5,058
  Inventories--Note H                                        6,681        7,447
  Deferred income taxes                                        735            -
  Prepaid expenses and other current assets                  1,085          756
                                                          --------     --------
                             TOTAL CURRENT ASSETS           39,327       33,016




PROPERTY AND EQUIPMENT--Note H                               5,929        8,492




INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $677 in 1996 and $490 in 1995)--Note A                     1,129          676




OTHER ASSETS--Notes F and H                                 16,974       14,059
                                                          --------     --------
                                     TOTAL ASSETS         $ 63,359     $ 56,243
                                                          ========     ========






See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES



($ in 000's except share amounts)
                                                               December 3l
                                                            1996         l995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  5,224     $  4,738
  Accrued liabilities--Note H                                8,906        9,287
  Loans payable-related party--Note G                            -          289
  Current portion of long-term debt--Note G                      -          218
                                                          --------     --------
                             TOTAL CURRENT LIABILITIES      14,130       14,532

LONG-TERM DEBT--Note G                                           -        2,407

DEFERRED CREDITS AND NONCURRENT LIABILITIES--Notes F and H  17,286       14,767

MINORITY INTERESTS                                             608        3,022

STOCKHOLDERS' EQUITY--Notes A and E

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued
      and outstanding in 1996 ($7,000 aggregate
      liquidation preference in 1996 and 1995)                   1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued                      -            -
  Common Stock:
    Common Stock-par value $.01; 5,000,000
      shares authorized; 3,198,088 issued
      and 3,196,088 outstanding in 1996
      and 2,906,697 issued and 2,904,697
      outstanding in 1995                                       32           29
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 556,385 issued and
      outstanding in 1996 and 557,030 issued
      and outstanding in 1995                                    6            6
  Additional paid in capital                                32,180       30,082
  Retained (deficit)                                        (3,101)      (9,392)
  Unrealized gains on investments available for sale         2,229          801
                                                          --------     --------
                                                            31,347       21,527
  Treasury stock at cost, 2,000 shares
    in 1996 and 1995                                           (12)         (12)
                                                          --------     --------
                            TOTAL STOCKHOLDERS' EQUITY      31,335       21,515
                                                          --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 63,359     $ 56,243
                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                               Year Ended December 3l
                                                             1996        1995        1994
Net sales                                                 $ 51,069    $ 47,590    $ 46,016
Cost of sales                                               36,747      34,844      32,402
                                                         ---------   ---------   ---------
                                        GROSS PROFIT        14,322      12,746      13,614
Costs and expenses:
  Selling, general and administrative expenses              11,339       9,956      10,132
  Interest, net                                             (2,287)       (911)        398
                                                         ---------   ---------   ---------
                                                             9,052       9,045      10,530
Other income, net--Note F                                      558         335         370
                                                         ---------   ---------   ---------

                   INCOME FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES AND MINORITY INTEREST         5,828       4,036       3,454

Provision for income taxes--Note I                            (534)         53          38
                                                         ---------   ---------   ---------

                              INCOME FROM CONTINUING
                 OPERATIONS BEFORE MINORITY INTEREST         6,362       3,983       3,416

Minority interest                                              (71)        (30)        (36)
                                                         ---------   ---------   ---------

                   INCOME FROM CONTINUING OPERATIONS         6,291       3,953       3,380

Income (loss) from discontinued operations,
  net of taxes--Note C                                           -       1,100     (13,588)
                                                         ---------   ---------   ---------

                                   NET INCOME (LOSS)         6,291       5,053     (10,208)

Preferred stock dividend requirements                          875         875         700
                                                         ---------   ---------   ---------

 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS      $  5,416    $  4,178    $(10,908)
                                                         =========   =========   =========

Earnings (loss) per share--Note A:
             CONTINUING OPERATIONS (NET OF PREFERRED
                        STOCK DIVIDEND REQUIREMENTS)      $   1.50    $    .89    $    .77
                             DISCONTINUED OPERATIONS             -         .32       (3.92)
                                                         ---------   ---------   ---------
                                   NET INCOME (LOSS)      $   1.50    $   1.21    $  (3.15)
                                                         =========   =========   =========

Weighted average number of shares
  outstanding--Notes A and E                             3,610,278   3,463,387   3,463,727
                                                         =========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES


      ($ in 000's except share amounts)

Three Years Ended December 3l, l996

                                 Preferred Stock   Common Stock   Class B Stock  Additional   Retained
                                          Par               Par            Par    Paid In     Earnings
                                  Shares Value    Shares   Value  Shares  Value   Capital    (Deficit)
Balance at January 1, 1994        70,000   $ 1   2,904,293   $29  559,434   $ 6   $31,657    $ (4,237)

  Conversion of Class B
  Stock to Common Stock--Note E                        932           (932)

  Preferred Stock dividends paid
  (paid at $10.00 per share)
  --Note E                                                                           (700)

  Net (loss) for l994                                                                         (10,208)
                                 -------   ---   ---------   ---  -------   ---   -------    --------
Balance at December 31, 1994      70,000   $ 1   2,905,225   $29  558,502   $ 6   $30,957    $(14,445)

  Conversion of Class B
  Stock to Common Stock--Note E                      1,472         (1,472)

  Shares purchased to Treasury                      (2,000)

  Preferred Stock dividends paid
  (paid at $12.50 per share)
  --Note E                                                                           (875)

  Net income for l995                                                                           5,053
                                 -------   ---   ---------   ---  -------   ---   -------    --------
Balance at December 31, 1995      70,000   $ 1   2,904,697   $29  557,030   $ 6   $30,082    $ (9,392)

  Conversion of Class B
  Stock to Common Stock--Note E                        645           (645)

  Preferred Stock dividends paid
  (paid at $12.50 per share)
  --Note E                                                                           (875)

  Shares issued--Note B                            290,746     3                    2,973

  Net income for 1996                                                                           6,291
                                 -------   ---   ---------   ---  -------   ---   -------    --------
Balance at December 31, 1996      70,000   $ 1   3,196,088   $32  556,385   $ 6   $32,180    $ (3,101)
                                 =======   ===   =========   ===  =======   ===   =======    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                                      Year Ended December 3l
                                                                 1996          1995          1994
OPERATING ACTIVITIES
  Net income from continuing operations                       $  6,291      $  3,953      $  3,380
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income (loss) from discontinued operations                     -         1,100       (13,588)
      Write-down of assets of discontinued segments                  -             -         3,836
      Depreciation and amortization                              1,358         1,379         2,255
      Deferred income taxes                                       (735)            -             -
      Net (gain) on sales of securities                            (51)          (75)         (133)
      Net (gain) loss on disposal of fixed assets                 (500)         (256)          199
      Minority interest                                            (36)          (55)           36
      Changes in operating assets and liabilities
        net of acquisitions and divestitures:
          Trade receivables                                        648         1,292         6,919
          Inventories                                              766           491        19,938
          Other assets                                            (539)         (272)        1,006
          Accounts payable                                         486        (2,121)       (4,401)
          Other current liabilities                               (380)       (2,471)         (929)
          Deferred credits and noncurrent liabilities             (216)         (750)          750
                                                              --------      --------      --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES          7,092         2,215        19,268

INVESTING ACTIVITIES
  Distributions from partnership and trust investments               -             -            25
  Purchases of marketable securities                           (20,882)      (11,764)            -
  Proceeds from sales of marketable securities                   9,320         1,364           723
  Purchases of fixed assets                                       (173)         (327)       (3,808)
  Proceeds from the sale of fixed assets                         2,095         2,727         3,769
  Purchase of subsidiaries' stock                                  (43)         (665)            -
  Cash acquired in Aspen investment                                  -         4,359             -
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (9,683)       (4,306)          709
                                                              --------      --------       -------
FINANCING ACTIVITIES
  Net (repayments) on loans payable                               (289)       (1,622)         (300)
  Net (repayments) on other facilities                               -             -        (1,577)
  Proceeds from long-term debt                                  26,294        32,614        34,465
  Principal payments on long-term debt                         (28,919)      (32,678)      (40,404)
  Dividends paid on preferred stock                               (875)         (875)         (700)
  Purchase of treasury stock                                         -           (12)            -
                                                              --------      --------       -------
                 NET CASH (USED IN) FINANCING ACTIVITIES        (3,789)       (2,573)       (8,516)
                                                              --------      --------       -------

       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (6,380)       (4,664)       11,461

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,919        12,583         1,122
                                                              --------      --------      --------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $  1,539      $  7,919      $ 12,583
                                                              ========      ========      ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, l996
($ in 000's except share amounts)




NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of Pubco Corporation ("Company" or "Pubco") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Company includes its Buckeye Business Products, Inc. division ("Buckeye") and its Aspen Imaging International, Inc. ("Aspen") subsidiary which manufacture and market computer and data processing supplies, and Pubco owns approximately 85% of Allied Construction Products, Inc. ("Allied"), which manufactures and distributes products for the construction and related industries. Pubco also owns other income producing assets.

Cash and Cash Equivalents: Cash equivalents are composed of all highly liquid investments generally with a maturity of three months or less at the time of purchase.

Marketable Securities and Other Investments: Marketable securities and other investments are classified as available for sale and, accordingly, are stated at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in "other income, net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at December 31, 1996 and 1995.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Long-lived Assets: Property and equipment are recorded at cost with depreciation and amortization principally computed by the straight-line method over the following estimated useful lives: buildings, 10 to 30 years; machinery, equipment and fixtures, 5 to 10 years; and leasehold improvements, 5 to 10 years.

Intangible assets ("goodwill") represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, in most cases over 10 to 15 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset.

Research and Development Costs: Allied performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $385, $489 and $647 for the years ended December 31, 1996, 1995 and 1994.

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

Reclassifications: Certain amounts presented in prior years' financial statements and the notes thereto have been reclassified to conform to the 1996 presentation.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE B--BUSINESS COMBINATIONS

On June 27, 1996 Bobbie Brooks, Incorporated ("Brooks"), an approximately 90% owned subsidiary, merged with and into the Company. As a result of the merger, each Brooks stockholder received one share of the Company's Common Stock in exchange for each six shares of Brooks Common Stock.

On June 27, 1996, the Company also acquired all of the assets of Aspen, subject to all of its liabilities, in exchange for Common Stock of the Company. As a result of the acquisition, each Aspen stockholder received one share of the Company's Common Stock for each seven shares of Aspen Common Stock.

The merger of Brooks into the Company and the acquisition by the Company of the assets and business of Aspen, resulted in the Company issuing approximately 290,746 shares of the Company's Common Stock to the Brooks and Aspen minority stockholders. The Company paid cash in lieu of fractional shares. The Merger of Brooks into the Company was accounted for under the purchase method of accounting. The minority interest of Brooks acquired in the Merger was valued for accounting purposes at an amount equal to the market value of the stock of the Company issued to the Brooks minority stockholders. Goodwill of $640,000 was recognized as a result of the Merger. The stock of the Company received by the minority stockholders of Aspen was valued for accounting purposes at an amount equal to the fair value of the net assets acquired.

Brooks had increased its ownership in Aspen at year-end 1995 from approximately 41% to approximately 62%. The Company's Consolidated Balance Sheets at December 31, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statements of Operations for 1996 include the results of Aspen's operations whereas the Company's Consolidated Statements of Operations for 1995 and 1994 account for Aspen's operations on the equity method.

The Company's financial statements include transactions with Aspen prior to year-end 1995. Product sales to and purchases from Aspen approximated $1,001 and $147, respectively, for the year ended December 31, 1995 and $1,486 and $296, respectively, for the year ended December 31, 1994. All such transactions were at cost. In addition, during 1994, to replace Aspen's toner filling operation which was eliminated when Aspen sold its Colorado building, the Company constructed a toner filling room for Aspen's use at the Company's facility costing approximately $40, which amount was reimbursed to the Company by Aspen. Company personnel performed a variety of manufacturing, accounting, shipping and other support services for Aspen at the Company's cost. During 1995 and 1994, these costs approximated $157 and $136, respectively which amounts were reimbursed to the Company by Aspen.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE C--DISCONTINUED OPERATIONS

At September 30, 1994, the Company discontinued the operations of its retail and apparel manufacturing segments. Accordingly, a charge was made in 1994 for such discontinued operations related to the write-down of net assets to their net realizable value and to provide for operating losses during the phaseout period. Operations of the retail and apparel manufacturing segment in 1994 resulted in a loss of approximately $2,821 through the measurement date. Operations of the retail and apparel manufacturing segment for the fourth quarter of 1994 resulted in a loss of approximately $2,124 which was charged against the reserve for discontinued operations. In 1995, the Company reduced the reserve by $1,100 primarily related to actual results being more favorable than anticipated when the accrual was established in 1994. The remaining reserve balance of $1,284 at December 31, 1996, is believed to be sufficient to provide primarily for the costs of future lease, employee and other liabilities.

Results of these discontinued operations include:

                                                     Year Ended December 3l
                                                        1995         1994

    Sales                                            $       -    $ 40,702
                                                     =========    ========
    (Loss) from operations                                   -    $ (2,808)
    Income tax expense                                       -          13
                                                     ---------    --------
    (Loss) income from operations                            -      (2,821)
    Income (loss) on disposals
      (no tax effect)                                    1,100     (10,767)
                                                     ---------    --------
    Income (loss) from discontinued
      operations                                     $   1,100    $(13,588)
                                                     =========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES



NOTE D--MARKETABLE SECURITIES

The following is a summary of available for sale securities:

                                                        Gross        Gross      Estimated
                                                      Unrealized   Unrealized     Fair
                                            Cost         Gains      (Losses)      Value
    December 31, 1996
    US Corporate Equity Securities       $  3,069      $    409      $    (88)   $  3,390
    US Corporate Debt Securities           11,132           635          (143)     11,624
    Foreign Government Debt Securities      3,759         1,213            (9)      4,963
    Foreign Corporate Debt Securities       4,688           212             -       4,900
                                         --------      --------      --------    --------
                                         $ 22,648      $  2,469      $   (240)   $ 24,877
                                         ========      ========      ========    ========
    December 31, 1995
    US Corporate Equity Securities       $  4,425      $    176      $   (140)   $  4,461
    US Corporate Debt Securities            3,056            30             -       3,086
    Foreign Government Debt Securities      3,554           735             -       4,289
                                         --------      --------      --------    --------
                                         $ 11,035      $    941      $   (140)   $ 11,836
                                         ========      ========      ========    ========

The gross realized gains on sales of securities available for sale totaled $1,086 and $75 for 1996 and 1995, respectively. The gross realized losses totaled $1,035 in 1996.

The cost and estimated fair value of debt securities at December 31, 1996, by estimated maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                               Estimated
                                                   Cost        Fair Value

    Due in one year or less                      $  1,731       $  1,739
    Due after one year through three years          1,304          1,220
    Due after three years                          16,544         18,528
                                                 --------       --------
                                                 $ 19,579       $ 21,487
                                                 ========       ========

PUBCO CORPORATION AND SUBSIDIARIES




NOTE E--STOCKHOLDERS' EQUITY

The Company's Common Stock has one vote per share and Class B Stock has ten votes per share. Transferability of Class B Stock is restricted and, accordingly, there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis.

The Company's Preferred Stock is subject to redemption, in whole or in part, at the Company's option at any time. In the event of a redemption of the Preferred Stock or a liquidation of the Company, holders of Preferred Stock are entitled to a distribution equal to the face value of the Preferred Stock (and any unpaid cumulative dividends) before any amount may be paid on Common Stock.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 1996, the Company paid $875 ($12.50 per share) of Preferred Stock Series A dividends which were treated as a return of capital. As of December 31, 1996, there were no undeclared and unpaid dividends on the Preferred Stock.

Stockholders' equity of $31,335 at December 31, 1996 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1996, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative Preferred Stock dividends outstanding at December 31, 1996.

The Company has an Incentive Plan that allows the granting of stock options and stock awards to officers and key employees of the Company. Up to 80,000 shares of Common Stock are available under the Incentive Plan.
Stock options are generally not exercisable until five years after grant and then vest over time. The exercise price per share must generally be at least equal to the fair market value per share on the date of the respective grant. All shares subject to a stock award are deemed Restricted Stock until the fifth anniversary of the date of the award and then lose such restricted qualification over time. Shares of Restricted Stock are subject to forfeiture following termination of employment and other events. To date, no options or stock awards have been granted under such plan.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, but are included in Other Assets. The liabilities associated with these plans are included in Other Liabilities. Allied maintains a 401(k) plan, with discretionary Company contributions. Expenses under these various plans aggregated approximately $366, $346 and $322 for the years ended December 3l, 1996, l995 and l994, respectively.

The Company makes contributions to a collectively-bargained, multiemployer defined benefit pension plan. The Company contributed and charged to expense $10, $8 and $73 for the years ended December 3l, l996, l995 and 1994, respectively, for the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the amount of time worked. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable. In the event of a withdrawal from the plan, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. Management does not intend to take any action that would subject the Company to any such liability under the plan.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $216 and $365 at December 31, 1996 and 1995, respectively, which amounts have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $62, $50 and $48 for 1996, 1995 and 1994, respectively.

Since 1986, the Company's President has deferred his salary under the terms of deferred compensation plans established for his benefit. As compensation is earned by him, it is paid by the Company to deferred compensation trusts and included in selling, general and administrative expenses. Amounts are being distributed to him by the trusts in accordance with the terms of the deferred compensation plans. The securities included in these trusts are classified as trading and, accordingly, are stated at fair value. Unrealized gains (losses) were $1,564, $2,004 and ($598) for the years ended December
31, 1996, 1995 and 1994, respectively. Realized and unrealized gains and losses, interest, dividends and plan expenses are reflected in other income, net, and total $3,013, $3,998 and ($42) for the years ended December 31, 1996, 1995 and 1994, respectively. There is no resulting effect on net income, because these are matched by changes to deferred compensation expense, which are also included in other income, net. The amounts of these changes were ($3,013), ($3,998) and $42 for the years ended December 31, 1996, 1995 and
1994, respectively.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--RETIREMENT PLANS--CONTINUED

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.

NOTE G--FINANCING ARRANGEMENTS

During 1996, the Company repaid Robert H. Kanner, the Company's Chairman, President & CEO, the remaining $289 under a demand note. Interest expense on this note was $10, $51 and $177 in the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively.

The Company has a $10,000 revolving credit facility at LIBOR plus 1.5% or the lending bank's prime rate ("Prime"), at the Company's option, expiring in 1999, with no outstanding borrowings at December 31, 1996. The Company has a $2,500 demand credit facility at LIBOR plus 2% or Prime, at the Company's option, expiring in 1997, with no outstanding balance at December 31, 1996. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or Prime, at the Company's option, expiring in 1997, with no outstanding balance at December 31, 1996.

Total interest payments by the Company were $120, $244 and $846 for the years ended December 31, 1996, 1995 and 1994, respectively.

Total interest expense was $113, $280 and $512 for the years ended December 31, 1996, 1995 and 1994, respectively.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--OTHER INFORMATION

                                                    December 31
                                               1996             1995


Inventories:
  Raw materials and supplies                 $  4,472         $  4,532
  Work in process                                 356              484
  Finished goods                                1,853            2,431
                                             --------         --------
                                             $  6,681         $  7,447
                                             ========         ========
Property and equipment:
  Land and buildings                         $  1,571         $  3,773
  Machinery, equipment and fixtures            11,559           12,004
  Leasehold improvements                        3,050            3,115
  Construction in progress                         47               97
                                             --------         --------
                                               16,227           18,989
  Less accumulated depreciation and
    amortization                              (10,298)         (10,497)
                                             --------         --------
                                             $  5,929         $  8,492
                                             ========         ========
Other assets:
  Assets held for deferred compensation      $ 13,874         $ 11,139
  Other                                         3,100            2,920
                                             --------         --------
                                             $ 16,974         $ 14,059
                                             ========         ========
Accrued liabilities:
  Payroll and other employee benefits        $  2,523         $  2,207
  Accrued taxes                                 1,823            1,867
  Accrual for discontinued businesses           1,098            1,717
  Other                                         3,462            3,496
                                             --------         --------
                                             $  8,906         $  9,287
                                             ========         ========

Deferred credits and noncurrent liabilities:
  Deferred compensation liability            $ 13,874         $ 11,139
  Other                                         3,412            3,628
                                             --------         --------
                                             $ 17,286         $ 14,767
                                             ========         ========

Under current accounting rules, assets of the deferred compensation trusts must be accounted for as if they are assets of the Company although the assets are not available for general corporate use by the Company and could only be available to creditors of the Company in the event of the Company's bankruptcy.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE I--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The provision for income taxes for continuing operations consists of the following components:

                                               Year Ended December 3l
                                           1996         1995          1994

   Federal currently payable             $  156        $   39        $   20

   Federal deferred benefit                (735)            -             -

   State and local currently payable         45            14            18
                                         ------        ------        ------
                                         $ (534)       $   53        $   38
                                         ======        ======        ======

Income taxes paid by (refunded to) the Company were $192, $30 and $(57) for the years ended December 31, 1996, 1995 and 1994, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:

                                                Year Ended December 3l
                                           1996          1995          1994

Statutory federal rate                     34.0%         34.0%         34.0%
Deferred tax benefit                      (12.6%)           -             -
State and local taxes                        .5            .2           0.3
Utilization of net operating loss
  carryforwards                           (32.0)        (34.6)        (33.4)
Other                                        .9           1.7           0.2
                                          -----         -----         -----
                                           (9.2%)         1.3%          1.1%
                                          =====         =====         =====

At December 31, 1996, the Company had available net operating loss carryforwards of approximately $18,000 for federal income tax purposes. Approximately $13,700 are subject to limitations based on certain subsidiaries' ability to generate future taxable income. The loss carryforwards, if not used, will expire as follows: $1,900 in 1997, $1,300 in 1998, $800 in 1999, $4,300 in 2000, $300 in 2002, $600 in 2006, $2,300 in
2007, $1,800 in 2008, $4,600 in 2009 and $100 in 2010.

In addition, for tax purposes, the Company has investment tax credit carryforwards of approximately $98 which expire between 1997 and 2000 and alternative minimum tax credit carryforwards of approximately $650.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE I--INCOME TAXES--CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                    1996              1995
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $  8,300          $  9,500
      Accrual for discontinued operations              400               600
      Deferred compensation                          4,100             3,300
      Other                                          3,800             3,700
                                                  --------          --------
        Total deferred tax assets                   16,600            17,100
    Deferred tax liabilities:
      Tax over book depreciation                       600               700
      Other                                            100               100
                                                  --------          --------
          Total deferred tax liabilities               700               800
                                                  --------          --------
    Net deferred tax assets                         15,900            16,300
      Valuation allowance for
        deferred tax assets                        (15,165)          (16,300)
                                                  --------          --------
    Net deferred taxes                            $    735          $      -
                                                  ========          ========

A valuation allowance has been provided for 1996 and 1995 in the amounts of $15,165 and $16,300, respectively, because of the uncertainty that any additional future tax benefits will be realized.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS

As Lessee:

Pubco and certain of its subsidiaries are parties to separate leasing arrangements for office and factory space in an approximately 312,000 square foot building owned and operated by a partnership that is controlled by the majority stockholder of the Company. Buckeye and Allied conduct substantially all of their business activities from this building. Pubco has its corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 1996, 1995 and 1994.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable leases for periods ranging from 1 to 10 years. Total rental expense from continuing operations under all operating leases is summarized below:


                                             Year Ended December 31
                                        1996          1995          1994


   Minimum rentals                   $   600       $   732       $   707
   Sublease rental income                (61)          (61)          (60)
                                     -------       -------       -------
                                     $   539       $   671       $   647
                                     =======       =======       =======

At December 3l, l996, the commitments under non-cancellable operating leases are as follows:

                                    Operating
                                      Leases

       l997                          $   634
       l998                              609
       l999                              559
       2000                              553
       2001                              549
       Thereafter                      1,372
                                     -------
                                     $ 4,276
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS--CONTINUED

As Lessor:

The Company leases certain land, buildings and equipment with an aggregate net book value of $2,107 at December 3l, l996, under operating leases expiring between 1997 and 2001. Upon expiration of the initial terms, the lessees have options to renew for periods up to 10 years.

At December 3l, l996, future minimum rentals to be received under operating leases are as follows:


       l997                          $   822
       l998                              822
       1999                              822
       2000                              755
       2001                              741
       Thereafter                          -
                                     -------
                                     $ 3,962
                                     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES




NOTE K--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:

                                                   Computer
                                                   Printer     Construction
                                                   Supplies      Products    Corporate  Consolidated

1996
Net sales                                          $ 25,930      $ 25,139    $      -    $ 51,069
Trade receivables                                     2,445         1,909          56       4,410
Income from continuing operations
  before income taxes and minority interest           3,344         1,624         860       5,828
Identifiable assets                                  10,610         8,528      44,221      63,359
Capital expenditures                                     45            57          71         173
Depreciation and amortization                           348           381         629       1,358

1995

Net sales                                          $ 22,735      $ 24,855    $      -    $ 47,590
Trade receivables                                     2,603         2,433          22       5,058
Income (loss) from continuing operations
  before income taxes and minority interest           4,127           101        (192)      4,036
Identifiable assets                                  13,223         8,998      34,022      56,243
Capital expenditures                                     51           141         135         327
Depreciation and amortization                           192           374         813       1,379

1994

Net sales                                          $ 23,356      $ 22,660    $      -    $ 46,016
Trade receivables                                     2,170         2,321       1,317       5,808
Income (loss) from continuing operations
  before income taxes and minority interest           3,966           632      (1,144)      3,454
Identifiable assets                                   6,124         9,551      34,431      50,106
Capital expenditures                                    245           663       2,900       3,808
Depreciation and amortization                           215           352       1,688       2,255

Corporate includes certain amounts related to the previously discontinued segments.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations in 1996 and 1995 are set forth below.

                                                      1996
                                     1st         2nd         3rd         4th
                                   Quarter     Quarter     Quarter     Quarter

Net sales                          $ 14,079    $ 13,946    $ 11,716    $ 11,328
                                   ========    ========    ========    ========
Gross profit                       $  3,780    $  3,956    $  3,494    $  3,092
                                   ========    ========    ========    ========
Net income                         $  1,575    $  1,557    $  2,233    $    926
                                   ========    ========    ========    ========
Income applicable to
  Common Stockholders              $  1,356    $  1,338    $  2,015    $    707
                                   ========    ========    ========    ========
Net income per
  common share                     $    .39    $    .39    $    .54    $    .19
                                   ========    ========    ========    ========

                                                      1995
                                     1st         2nd         3rd         4th
                                   Quarter     Quarter     Quarter     Quarter

Net sales                          $ 13,459    $ 13,304    $ 10,759    $ 10,068
                                   ========    ========    ========    ========
Gross profit                       $  3,572    $  3,729    $  2,769    $  2,676
                                   ========    ========    ========    ========
Income from:
  Continuing operations            $  1,369    $  1,261    $  1,191    $    132
  Discontinued operations                 -           -       1,100           -
                                   --------    --------    --------    --------
  Net income                       $  1,369    $  1,261    $  2,291    $    132
                                   ========    ========    ========    ========
Income (loss) applicable to
  Common Stockholders              $  1,150    $  1,042    $  2,073    $    (87)
                                   ========    ========    ========    ========
Net income (loss) per common
share from:
  Continuing operations            $    .33    $    .30    $    .28    $   (.02)
  Discontinued operations                 -           -         .32           -
                                   --------    --------    --------    --------
  Net income (loss)                $    .33    $    .30    $    .60    $   (.02)
                                   ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

    Stephen R. Kalette age 46, has been a Director of Pubco since
December, 1983 and has been an executive officer of Pubco since April, 1984. Mr. Kalette currently serves as its Vice President,
Administration, General Counsel and Secretary.

    Robert H. Kanner, age 49, has been a Director and executive officer of Pubco since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Financial Officer. Mr. Kanner is also a Director of Riser Foods, Inc., a grocery wholesaler and retailer, and CleveTrust Realty Investors, which invests in real estate.

    Glenn E. Corlett, age 53, is a self-employed business consultant in Cleveland, Ohio. Until November, 1996, Mr. Corlett was the Executive Vice President and Chief Operating Officer of N.W. Ayer, Incorporated, an advertising agency he joined in 1990. Mr. Corlett was appointed to the Company's Board to fill the vacancy created by the death of Stanley R. Browne in 1996.

    William A. Dillingham, age 53, has been President of Buckeye for more than the past five years.

    Leo L. Matthews, age 57, has been President of Allied since it was acquired in March, 1993. Between 1987 and 1993, Mr. Matthews provided consulting services in strategic planning, marketing, management and finance.

Family Relationships

    There are no familial relationships between any Director and executive officer of Pubco.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of Pubco who are responsible for day-to-day operations. In 1996, the Board held two meetings and took action by unanimous written consent on six other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    Pubco has a standing Audit Committee. The Audit Committee, which met once in 1996, consists of the Director not otherwise employed by Pubco. The Audit Committee (i) reviews the internal controls of Pubco and its financial reporting; (ii) meets with the Chief Financial Officer and such other officers as it, from time to time, deems necessary; (iii) meets with Pubco's independent public accountants and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such accountants, and the adequacy of the Company's internal accounting controls; and (iv) recommends to the Board the appointment of the independent accountants.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table


     The following table discloses compensation paid or accrued, during each of the Company's last three fiscal years, to the Company's Chief Executive Officer and to its other executive officers.



                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position        Year  Salary($)    ($)        ($)       Awards ($)  SARs(#)   ($)         ($)


Robert H. Kanner(1)(11)
     Chairman, CEO,   1996  $525,000      ---     $64,917(2)       ---       ---      ---   $185,560(3,4)
     President &      1995   525,000      ---      59,836          ---       ---      ---    188,973
     CFO              1994   525,000      ---      56,145          ---       ---      ---    190,420


Stephen R. Kalette(11)
     VP-Admin.,       1996  $330,000      ---     $25,022(5)       ---       ---      ---   $ 35,076(4)
     General Counsel  1995   330,000      ---      25,776          ---       ---      ---     35,815
     & Secretary      1994   330,000      ---      22,958          ---       ---      ---     35,640


William A. Dillingham(6)(11)
     President of     1996  $450,000      ---     $ 7,284(6)       ---       ---      ---   $ 30,000(7)
     Buckeye Division 1995   450,000      ---       5,946          ---       ---      ---     30,000
                      1994   450,000      ---       6,105          ---       ---      ---     30,000


Leo L. Matthews(8)
     President of     1996  $120,000   $ 85,055   $ 5,459(9)       ---       ---      ---   $  7,200(10)
     Allied           1995   120,000     10,000     4,817          ---       ---      ---      7,200
                      1994   120,000     22,000     6,314          ---       ---      ---      3,600


(1)      Mr. Kanner deferred his entire Salary for each of the years reported under the terms of deferred compensation plans established for his benefit.  The amounts reported for each year are the amounts deferred for that year.  As compensation is earned by
         Mr. Kanner, it is paid by the Company to deferred compensation trusts.  These amounts are being be distributed to Mr. Kanner by the trusts in accordance with the terms of the deferred compensation plans.

(2)      Of the amount shown in the table, $61,370 in 1996, $55,870 in 1995, and $50,870 in
         1994 represents the premiums on life insurance paid for by the Company on Mr.
         Kanner's life, and for which the Company is not a beneficiary; and $3,547 in 1996,
         $3,966 in 1995 and $5,275 in 1994 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $127,900 in 1996, $130,100 in 1995 and $132,100 in 1994
         represents a payment by the Company toward the premium on split dollar life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.
         The amounts will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $57,660 in 1996, $58,873 in 1995 and $58,320 in 1994
         of the amounts shown in the table for Mr. Kanner and all of the amounts shown in the table for Mr. Kalette are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      Of the amount shown in the table, $21,396 in 1996, $20,546 in 1995 and $19,076 in
         1994 represents the premiums on life insurance paid for by the Company on Mr.
         Kalette's life, and for which the Company is not a beneficiary; and $3,154 in 1996,
         $4,023 in 1995 and $3,883 in 1994 represents the cost of providing Mr. Kalette with use of an automobile during the year

(6)      All of the amounts shown as paid to or for Mr. Dillingham were paid by Buckeye.  Of the amount shown in the table, $3,535 in 1996, $3,205 in 1995 and $2,955 in 1994 represents the premiums on life insurance paid for by Buckeye on Mr. Dillingham's life, and for which Buckeye is not a beneficiary; and $3,749 in 1996, $2,741 in 1995 and $3,150 in 1994 represents the cost of providing Mr. Dillingham with use of an automobile during the year.

(7)      In 1988, Buckeye adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  All of the amount shown in the table for Mr.
         Dillingham are amounts contributed to such plan for the benefit of such executive officer with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.


(8)      All of the amounts shown as paid to or for Mr. Matthews were paid by Allied.  Mr.
         Matthews has an employment agreement with Allied providing for a minimum $120,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses (as were paid in 1995 and 1994).

(9)      Of the amount shown in the table, $1,710 in 1996, $1,710 in 1995 and $1,710 in 1994 represents the premiums on life insurance paid for by Allied on Mr. Matthew's life, and for which Allied is not a beneficiary; and $3,749 in 1996, $3,107 in 1995 and
         $4,604 in 1994 represents the cost of providing Mr. Matthews with use of an automobile during that year.

(10)     In 1993, Allied adopted a 401-K plan to provide retirement benefits for Allied's employees, including officers.  Participating employees make voluntary contributions
         to the Plan, a portion of which Allied matches.   All of the amount shown in the
         table for Mr. Matthews was contributed by Allied to such plan.  Vesting of benefits under the plan is phased in over three years.

(11)     Effective March 1, 1997, the Company adopted a 401K plan for certain of its employees.  Executive Officers of the Company are eligible to participate.  The
         Company will match up to $1,000 of amounts contributed to the plan.


Unless covered by an employment agreement with the Company, officers serve for one year terms or until their respective successors are duly elected and qualified.

Compensation of Directors

    The Company pays its outside Directors an annual fee of $15,000, payable monthly. The Company also reimburses its Directors for any expense reasonably incurred while performing services for the Company. Directors who are employees of the Company or otherwise receive compensation from the Company do not receive any fee for acting as Directors of the Company.


      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As Directors of the Company, Mr. Kanner and Mr. Kalette participate in Board of Directors' deliberations and decisions concerning executive officer compensation. Mr. Kanner and Mr. Kalette are executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 1996 (i) the number of shares of Pubco's stock owned, directly or indirectly, by each Director and executive officer of the Company and by all Directors and officers as a group, and (ii) the number of shares of Pubco's stock held by each person who was known by Pubco to beneficially own more than 5% of Pubco's stock:



                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder         Ownership (1)(2)     Class      Ownership (1)(2)     Class      Power

Glenn E. Corlett                  --         --                  --           --         --
Stephen R. Kalette               166          *              13,759          2.5        1.6
Robert H. Kanner           2,066,894       64.7             514,044         92.4       82.3
William A. Dillingham          3,725          *                  --           --         --
Leo L. Matthews(3)                --         --                  --           --         --
  3830 Kelley Avenue
  Cleveland, OH 44114
All Directors and
  officers as a group      2,070,785       64.8             527,903         94.9       83.9
  (6 persons)

* indicates less than 1%.

(1) Except as set forth below, each owner has sole voting and investment power with respect to the shares beneficially owned by him.

(2) Class B Stock is convertible into Common Stock on a share for share basis. Therefore, ownership of Class B Stock may also be deemed to be beneficial ownership of the same number of shares of Common Stock.

(3) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.


Warrants and Options to Purchase Securities

    No warrants, options or rights to purchase the Company's Common Stock were granted by the Company to, or exercised by, any officer or Director of the Company during 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 27, 1996, the Company completed its previously announced combination with Brooks and Aspen.

    Brooks merged into Pubco as of the close of business on June 27, 1996 and its Common Stock was converted into Pubco's Common Stock on the basis of one share of Pubco's Common Stock for each six shares of Brooks Common Stock.

    Also on June 27, 1996, after the merger of Brooks, the Company acquired all of the assets of Aspen in exchange for Pubco's Common Stock. Aspen liquidated and its stockholders received one share of Pubco's Common Stock for each seven shares of Aspen Common Stock held by them.

    As a result of these transactions, Pubco issued approximately 290,746 shares of its Common Stock to the Brooks' and Aspen stockholders, other than Pubco.

    The Company leases a general purpose 312,000 square foot building in Cleveland, Ohio (the "Building") on a triple net basis. The premises are used for executive and administrative facilities, Buckeye's manufacturing and administrative operations and Allied's manufacturing and administrative operations. Pubco subleases a portion of the building to an unrelated party. The annual rental for the Building is approximately $548,700. The Partnership that owns the Building is 80% owned and controlled by Mr. Kanner. Mr. Dillingham, Mr. Kalette and five other individuals have a minority interest in the Partnership.

    Mr. Kanner made loans to Buckeye attributable to pre-1994 operations. During 1996, the final $289,000 of these loans were repaid. Until repaid, these loans bore interest at 2% above the base lending rate charged by the Company's lending bank.

                                PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)   l.  List of Financial Statements
                                                         Page Number

          Consolidated Balance Sheets at
          December 3l, l996 and l995........................   14

          Consolidated Statements of Operations
          for each of the three years in the
          period ended December 3l, l996....................   16

          Consolidated Statements of Stockholders'
          Equity for each of the three years in
          the period ended December 3l, l996................   17

          Consolidated Statements of Cash Flows
          for each of the three years in the
          period ended December 3l, l996....................   18

          Notes to Consolidated Financial Statements........   19


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

          3.  List of Exhibits

          Exhibit
            No.                        Description

          10.22 December 4, 1996 (Sixth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association.

          10.23 Master Promissory Note, Pledge and Security Agreement dated October 3, 1996, between Pubco Corporation and KeyBank National Association.

          10.24 Amended and Restated Master Promissory Note and Security Agreement dated November 14, 1996 between Pubco Corporation and KeyBank National Association for the Buckeye Business Products, Inc. Division.

          21            Subsidiaries of the Registrant.


    The following exhibits were previously filed with the Commission as indicated in the bracketed [] references and are hereby incorporated by reference.

        Exhibit
          No.                          Description


          2.1 Agreement and Plan of Merger dated April 26, 1996 between Pubco Corporation and Bobbie Brooks, Incorporated [Registration Statement on Form S-4 No. 333-02951, Exhibit 2.1].

          2.2 Sale and Liquidation Agreement dated April 26, 1996 between Pubco Corporation, PSI, Inc. and Aspen Imaging International, Inc. [Registration Statement on Form S-4 No. 333-02951, Exhibit 2.2].

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

          10.21 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank. [Form 10-K for year ended December 31, 1995, Exhibit 10.21]


    (b)  Reports on Form 8-K Filed during Fourth Quarter

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



Date:  March 21, l997



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:



                                       /s/ Robert H. Kanner
                                  ----------------------------------
                                     Robert H. Kanner, Director



                                       /s/ Stephen R. Kalette
                                  ----------------------------------
                                     Stephen R. Kalette, Director



                                       /s/ Glenn E. Corlett
                                  ----------------------------------
                                     Glenn E. Corlett, Director



                               PUBCO CORPORATION
                                AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                    (000's)


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

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 1996         $  279        $   61     $    -        $   71 (A)       $  269


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

                             EXHIBIT INDEX



    Exhibit
      No.                             Description


    2.1 Agreement and Plan of Merger dated April 26, 1996 between Pubco Corporation and Bobbie Brooks,
                   Incorporated [Registration Statement on Form S-4 No. 333-02951, Exhibit 2.1].

    2.2 Sale and Liquidation Agreement dated April 26, 1996 between Pubco Corporation, PSI, Inc. and Aspen Imaging International, Inc. [Registration Statement on Form S-4 No. 333-02951, Exhibit 2.2].

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

    10.21 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank. [Form 10-K for year ended December 31, 1995, Exhibit 10.21]

    10.22 December 4, 1996 (Sixth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank
                   National Association.

    10.23 Master Promissory Note, Pledge and Security Agreement dated October 3, 1996, between Pubco Corporation and KeyBank National Association.

    10.24 Amended and Restated Master Promissory Note and Security Agreement dated November 14, 1996 between Pubco Corporation and KeyBank National Association for the Buckeye Business Products, Inc. Division.

    21             Subsidiaries of the Registrant.