Form 10-Q
period 1997-03-31
PUBCO CORP
filed 1997-05-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 1997

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


Number of Common Shares Outstanding as of May 1, 1997:    3,752,473

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1997 and December 31, 1996 . . . . . . . .      3

           Consolidated Statements of Operations
           for the Three Months Ended March 31,
           1997 and 1996. . . . . . . . . . . . . . . . . . . .      5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1997 and 1996. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                    March 31      December 31
                                                      1997            1996
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $    607        $  1,539
  Marketable securities and other
    investments available for sale                    26,336          24,877
  Trade receivables (less allowances of
    $274 in 1997 and $269 in 1996)                     6,387           4,410
  Inventories--Note B                                  7,837           6,681
  Deferred income taxes                                  735             735
  Prepaid expenses and other current assets            1,144           1,085
                                                    --------        --------
                             TOTAL CURRENT ASSETS     43,046          39,327


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $10,450 in 1997
  and $10,298 in 1996)                                 5,644           5,929


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $729 in 1997 and $677 in 1996)                       1,077           1,129


OTHER ASSETS                                          18,176          16,974
                                                    --------        --------

                                     TOTAL ASSETS   $ 67,943        $ 63,359
                                                    ========        ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                    March 31      December 31
                                                      1997            1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  7,332        $  5,224
  Accrued liabilities                                  8,040           8,906
  Loan payable-bank                                      457               -
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     15,829          14,130

DEFERRED CREDITS AND NONCURRENT LIABILITIES           18,719          17,286

MINORITY INTEREST                                        672             608

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1997 and 1996)                                    1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,198,223 issued and
      3,196,223 outstanding in 1997 and 3,198,088
      issued and 3,196,088 outstanding in 1996            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 556,250 issued and
      outstanding in 1997 and 556,385 issued
      and outstanding in 1996                              6               6
  Additional paid in capital                          31,961          32,180
  Unrealized gains on investments
    available for sale                                 1,829           2,229
  Retained (deficit)                                  (1,094)         (3,101)
                                                    --------        --------
                                                      32,735          31,347
  Treasury stock at cost,
    2,000 shares in 1996 and 1995                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     32,723          31,335
                                                    --------        --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 67,943        $ 63,359
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)




                                                      Three Months Ended
                                                            March 31
                                                     l997            l996

Net sales                                          $ 13,705        $ 14,079
Cost of sales                                         9,884          10,299
                                                   --------        --------
                                GROSS PROFIT          3,821           3,780

Costs and expenses:
  Selling, general and
    administrative expenses                           2,687           2,539
  Interest, net                                        (686)           (428)
                                                   --------        --------
                                                      2,001           2,111

Other income (expense), net                             303              19
                                                   --------        --------
                  INCOME BEFORE INCOME TAXES
                       AND MINORITY INTEREST          2,123           1,688

Provision for income taxes                               52              43
                                                   --------        --------
             INCOME BEFORE MINORITY INTEREST          2,071           1,645

Minority interest                                       (64)            (70)
                                                   --------        --------
                                  NET INCOME       $  2,007        $  1,575
                                                   ========        ========

Preferred stock dividend requirements                   219             219
                                                   --------        --------
                       NET INCOME APPLICABLE
                      TO COMMON STOCKHOLDERS       $  1,788        $  1,356
                                                   ========        ========

                        NET INCOME PER SHARE       $    .48        $    .39
                                                   ========        ========
Weighted average number
  of shares outstanding                           3,752,473       3,461,727
                                                  =========       =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)
<CAPTIONS>
                                                                       Three Months Ended
                                                                            March 31
                                                                     l997             1996
OPERATING ACTIVITIES
  Net income from continuing operations                            $  2,007         $  1,575
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     285              405
      Net (gain) on sales of securities                                (340)              (3)
      Net loss on disposal of fixed assets                               71               28
      Minority interest                                                  64               70
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,977)            (544)
          Inventories                                                (1,156)             (69)
          Other assets                                               (1,263)              36
          Accounts payable                                            2,108            2,362
          Other current liabilities                                    (866)            (364)
          Deferred credits and noncurrent liabilities                 1,433             (245)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES               366            3,251

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (5,894)          (6,836)
  Proceeds from sale of marketable securities                         4,375              544
  Purchases of fixed assets                                             (43)             (27)
  Proceeds from the sale of fixed assets                                 26              436
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (1,536)          (5,883)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                        5,543            6,272
  Principal payments on long-term debt                               (5,086)          (7,616)
  Dividends paid                                                       (219)            (219)
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               238           (1,563)
                                                                   --------         --------
                  (DECREASE) IN CASH AND CASH EQUIVALENTS              (932)          (4,195)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,539            7,919
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    607         $  3,724
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1997




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements reflect consolidation of the operations of the Company's wholly-owned subsidiaries and Bobbie Brooks, Incorporated ("Brooks"), an approximately 90%-owned subsidiary until June 27, 1996, whereupon it merged with and into the Company. As a result of the merger, each Brooks stockholder is entitled to receive one share of the Company's Common Stock in exchange for each six shares of Brooks Common Stock.

On June 27, 1996, the Company acquired all of the assets of Aspen Imaging International, Inc. ("Aspen"), subject to all of its liabilities, in exchange for Common Stock of the Company. Immediately prior to this acquisition, the Company owned approximately 62% of Aspen. As a result of the acquisition, each Aspen stockholder is entitled to receive one share of the Company's Common Stock in exchange for each seven shares of Aspen Common Stock.

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

March 31, 1997




NOTE A -- Basis of Presentation--Continued

Net income per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $12.50 per share.

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at March 31, 1997 and December 31, 1996.

Certain prior year amounts have been reclassified to conform to the 1997 presentation.



NOTE B -- Inventories

The components of inventories consist of the following:

                                           March 31        December 31
                                             1997             1996

    Raw materials and supplies             $ 4,858          $ 4,472
    Work in process                            457              356
    Finished goods                           2,522            1,853
                                           -------          -------
                                           $ 7,837          $ 6,681
                                           =======          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1997 and 1996

The Company's operations primarily consist of Buckeye Business Products, Inc. ("Buckeye"), Allied Construction Products, Inc. ("Allied") and Aspen.

As discussed below, the Company's 1997 results of operations improved over 1996 primarily as the result of an increase in interest income, gain on the sales of securities (included in other income), as well as improvements in Allied's operating income.

Sales decreased in the three months ended March 31, 1997, from the three months ended March 31, 1996, primarily as the result of the continued erosion of sales in the impact printing ribbon business.

Gross profit percentage increased in 1997 compared to 1996 as the result of a lower cost of sales at Allied arising from favorable currency fluctuations and more favorable product mix.

The change in interest, net, is primarily the result of lower borrowing levels at Allied during the 1997 period compared to the 1996 period and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. The Company will continue to generate interest and other income on its available funds until used to acquire other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $26,943,000 of cash, cash equivalents, marketable securities and other short-term investments and no long term debt. The securities are subject to risk of loss and fluctuations in value. The income generated from such marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other investments to the extent funds are not required to make an acquisition of other operating businesses. The Company also has a $10,000,000 line of credit which can be used for acquisitions. The Company is continually reviewing business acquisition opportunities.

The increases in inventories and accounts payable from December 31, 1996 to March 31, 1997 reflect Allied's normal seasonal change in inventories.

Stockholders' equity of $32,723,000 at March 31, 1997 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at March 31, 1997, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at March 31, 1997.

To the extent that the Company is able to utilize its net operating loss carryforwards, there will be a positive impact on the Company's future cash flows and liquidity.

On October 30, 1995, the Company announced that it would purchase from time to time in the open market up to 175,000 of its shares. Through March 31, 1997, the Company had purchased 2,000 of such shares at a purchase price of approximately $12,000.

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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ----------------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer and
                                 Chief Financial Officer
























Dated:  May 13, 1997

                                EXHIBIT INDEX



Financial Data Schedule