Form 10-Q
period 1997-06-30
PUBCO CORP
filed 1997-08-07
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended             June 30, 1997

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of August 1, 1997: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1997 and December 31, 1996 . . . . . . . .       3

           Consolidated Statements of Operations
           for the Three and Six Months Ended
           June 30, 1997 and 1996. . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1997 and 1996. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                     June 30      December 31
                                                      1997            1996
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  3,516        $  1,539
  Marketable securities and other
    investments available for sale                    26,454          24,877
  Trade receivables (less allowances of
    $289 in 1997 and $269 in 1996)                     5,400           4,410
  Inventories--Note B                                  8,158           6,681
  Deferred income taxes                                  735             735
  Prepaid expenses and other current assets            1,043           1,085
                                                    --------        --------
                             TOTAL CURRENT ASSETS     45,306          39,327


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $10,682 in 1997
  and $10,298 in 1996)                                 5,490           5,929


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $782 in 1997 and $677 in 1996)                       1,025           1,129


OTHER ASSETS                                          19,621          16,974
                                                    --------        --------

                                     TOTAL ASSETS   $ 71,442        $ 63,359
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                     June 30      December 31
                                                      1997            1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  6,372        $  5,224
  Accrued liabilities                                  8,136           8,906
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     14,508          14,130

LONG-TERM DEBT                                           238               -

DEFERRED CREDITS AND NONCURRENT LIABILITIES           20,157          17,286

MINORITY INTEREST                                        725             608

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1997 and 1996)                                    1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,200,054 issued and
      3,198,054 outstanding in 1997 and 3,198,088
      issued and 3,196,088 outstanding in 1996            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 554,419 issued and
      outstanding in 1997 and 556,385 issued
      and outstanding in 1996                              6               6
  Additional paid in capital                          31,742          32,180
  Unrealized gains on investments
    available for sale                                 3,431           2,229
  Retained earnings (deficit)                            614          (3,101)
                                                    --------        --------
                                                      35,826          31,347
  Treasury stock at cost,
    2,000 shares in 1997 and 1996                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     35,814          31,335
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 71,442        $ 63,359
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)


                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   l997         l996           1997         1996
Net sales                                        $ 12,882     $ 13,946       $ 26,587     $ 28,025
Cost of sales                                       9,026        9,990         18,910       20,289
                                                 --------     --------       --------     --------
                             GROSS PROFIT           3,856        3,956          7,677        7,736

Costs and expenses:
  Selling, general and
    administrative expenses                         2,830        3,031          5,516        5,570
  Interest, net                                      (698)        (646)        (1,383)      (1,074)
                                                 --------     --------       --------     --------
                                                    2,132        2,385          4,133        4,496

Other income, net                                     152            3            455           22
                                                 --------     --------       --------     --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,876        1,574          3,999        3,262

Provision for income taxes                            114           48            166           91
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST           1,762        1,526          3,833        3,171

Minority interest                                     (54)          31           (118)         (39)
                                                 --------     --------       --------     --------
                               NET INCOME        $  1,708     $  1,557       $  3,715     $  3,132
                                                 ========     ========       ========     ========

Preferred stock dividend requirements                 219          219            438          438
                                                 --------     --------       --------     --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $  1,489     $  1,338       $  3,277     $  2,694
                                                 ========     ========       ========     ========
                     NET INCOME PER SHARE        $    .39     $    .39       $    .87     $    .78
                                                 ========     ========       ========     ========
Weighted average number
  of shares outstanding                         3,752,473    3,471,312      3,752,473    3,466,520
                                                =========    =========      =========    =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                        Six Months Ended
                                                                            June 30
                                                                     l997             1996
OPERATING ACTIVITIES
  Net income from continuing operations                            $  3,715         $  3,132
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     570              791
      Net (gain) loss on sales of securities                           (424)               5
      Net loss on disposal of fixed assets                               71              339
      Minority interest                                                 117               39
      Changes in operating assets and liabilities:
          Trade receivables                                            (990)          (1,145)
          Inventories                                                (1,477)            (830)
          Other assets                                               (2,609)            (149)
          Accounts payable                                            1,148            2,080
          Other current liabilities                                    (770)            (572)
          Deferred credits and noncurrent liabilities                 2,871             (315)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             2,222            3,375

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (8,130)         (11,274)
  Proceeds from sale of marketable securities                         8,179            1,191
  Purchases of fixed assets                                            (120)             (62)
  Proceeds from the sale of fixed assets                                 26              436
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES               (45)          (9,709)

FINANCING ACTIVITIES
  Net borrowings on loans payable                                         -             (100)
  Proceeds from long-term debt                                       10,403           12,309
  Principal payments on long-term debt                              (10,165)         (13,129)
  Dividends paid                                                       (438)            (438)
                                                                   --------         --------

                  NET CASH (USED IN) FINANCING ACTIVITIES              (200)          (1,358)
                                                                   --------         --------
                              INCREASE (DECREASE) IN CASH
                                     AND CASH EQUIVALENTS             1,977           (7,692)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,539            7,919
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  3,516         $    227
                                                                   ========         ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1997




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

June 30, 1997




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at June 30, 1997 and December 31, 1996.

Certain prior year amounts have been reclassified to conform to the 1997 presentation.



NOTE B -- Inventories

The components of inventories consist of the following:

                                           June 30         December 31
                                             1997             1996

    Raw materials and supplies             $ 4,904          $ 4,472
    Work in process                            370              356
    Finished goods                           2,884            1,853
                                           -------          -------
                                           $ 8,158          $ 6,681
                                           =======          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended June 30, 1997 and 1996

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

Sales decreased in the three months and six months ended June 30, 1997, from the three months and six months ended June 30, 1996, primarily as the result of lower sales at Allied and the continued erosion of sales in the impact printing ribbon business.

Gross profit percentage increased in 1997 compared to 1996 as the result of a lower cost of sales at Allied arising from favorable currency fluctuations.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $29,970,000 of cash, cash equivalents, marketable securities and other short-term investments and $238,000 of long term debt. The securities are subject to risk of loss and fluctuations in value. The income generated from such marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other investments to the extent funds are not required to make an acquisition of other operating businesses. The Company also has a $10,000,000 line of credit which can be used for acquisitions. The Company is continually reviewing business acquisition opportunities.

The increases in inventories and accounts payable from December 31, 1996 to June 30, 1997 primarily reflect Allied's normal seasonal change in inventories.

Stockholders' equity of $35,814,000 at June 30, 1997 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at June 30, 1997, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at June 30, 1997.

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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ------------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer and
                                 Chief Financial Officer
























Dated:  August 7, 1997

                                EXHIBIT INDEX




Financial Data Schedule