Form 10-Q
period 1997-09-30
PUBCO CORP
filed 1997-11-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            September 30, 1997

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of November 1, 1997: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996. . . . . .       3

           Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1997 and 1996 . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           1997 and 1996. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                  September 30    December 31
                                                      1997            1996
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  5,305        $  1,539
  Marketable securities and other
    investments available for sale                    25,794          24,877
  Trade receivables (less allowances of
    $302 in 1997 and $269 in 1996)                     5,934           4,410
  Inventories--Note B                                  7,333           6,681
  Deferred income taxes                                  735             735
  Prepaid expenses and other current assets            1,217           1,085
                                                    --------        --------
                             TOTAL CURRENT ASSETS     46,318          39,327


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $10,914 in 1997
  and $10,298 in 1996)                                 5,274           5,929


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $833 in 1997 and $677 in 1996)                         973           1,129


OTHER ASSETS                                          21,299          16,974
                                                    --------        --------

                                     TOTAL ASSETS   $ 73,864        $ 63,359
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                  September 30    December 31
                                                      1997            1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  5,690        $  5,224
  Accrued liabilities                                  7,904           8,906
  Loan payable - bank                                    300               -
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     13,894          14,130

LONG-TERM DEBT                                           112               -

DEFERRED CREDITS AND NONCURRENT LIABILITIES           21,623          17,286

MINORITY INTEREST                                        771             608

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1997 and 1996)                                    1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,200,406 issued and
      3,198,406 outstanding in 1997 and 3,198,088
      issued and 3,196,088 outstanding in 1996            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 554,067 issued and
      outstanding in 1997 and 556,385 issued
      and outstanding in 1996                              6               6
  Additional paid in capital                          31,524          32,180
  Unrealized gains on investments
    available for sale                                 3,919           2,229
  Retained earnings (deficit)                          1,994          (3,101)
                                                    --------        --------
                                                      37,476          31,347
  Treasury stock at cost,
    2,000 shares in 1997 and 1996                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     37,464          31,335
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 73,864        $ 63,359
                                                    ========        ========
See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30                September 30
                                                   l997         l996           1997         1996
Net sales                                        $ 12,161     $ 11,716       $ 38,748     $ 39,741
Cost of sales                                       8,567        8,222         27,477       28,511
                                                 --------     --------       --------     --------
                             GROSS PROFIT           3,594        3,494         11,271       11,230

Costs and expenses:
  Selling, general and
    administrative expenses                         2,864        2,945          8,380        8,515
  Interest, net                                      (689)        (570)        (2,072)      (1,644)
                                                 --------     --------       --------     --------
                                                    2,175        2,375          6,308        6,871

Other income, net                                      61        1,173            516        1,195
                                                 --------     --------       --------     --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,480        2,292          5,479        5,554

Provision for income taxes                             55           25            221          116
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST           1,425        2,267          5,258        5,438

Minority interest                                     (45)         (34)          (163)         (73)
                                                 --------     --------       --------     --------
                               NET INCOME        $  1,380     $  2,233       $  5,095     $  5,365
                                                 ========     ========       ========     ========
Preferred stock dividend requirements                 218          218            656          656
                                                 --------     --------       --------     --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $  1,162     $  2,015       $  4,439     $  4,709
                                                 ========     ========       ========     ========
                     NET INCOME PER SHARE        $    .31     $    .54       $   1.18     $   1.32
                                                 ========     ========       ========     ========
Weighted average number
  of shares outstanding                         3,752,473    3,752,473      3,752,473    3,562,533
                                                =========    =========      =========    =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                       Nine Months Ended
                                                                         September 30
                                                                     l997             1996
OPERATING ACTIVITIES
  Net income from continuing operations                            $  5,095         $  5,365
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     854            1,076
      Net (gain) on sales of securities                                (459)            (321)
      Net loss (gain) on disposal of fixed assets                        71             (501)
      Minority interest                                                 163               73
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,524)              33
          Inventories                                                  (652)            (239)
          Other assets                                               (4,461)            (402)
          Accounts payable                                              466              644
          Other current liabilities                                  (1,002)          (1,122)
          Deferred credits and noncurrent liabilities                 4,337             (195)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             2,888            4,411

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (8,887)         (16,733)
  Proceeds from sale of marketable securities                        10,119            7,228
  Purchases of fixed assets                                            (136)            (118)
  Proceeds from the sale of fixed assets                                 26            2,090
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             1,122           (7,533)

FINANCING ACTIVITIES
  Net borrowings (repayments) on loans payable                          300             (289)
  Proceeds from long-term debt                                       13,801           21,075
  Principal payments on long-term debt                              (13,689)         (23,083)
  Dividends paid                                                       (656)            (656)
                                                                   --------         --------
                  NET CASH (USED IN) FINANCING ACTIVITIES              (244)          (2,953)
                                                                   --------         --------
                              INCREASE (DECREASE) IN CASH
                                     AND CASH EQUIVALENTS             3,766           (6,075)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,539            7,919
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  5,305         $  1,844
                                                                   ========         =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1997




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements reflect consolidation of the operations of the Company's wholly-owned and majority-owned subsidiaries and Bobbie Brooks, Incorporated ("Brooks"), an approximately 90%-owned subsidiary until June 27, 1996, whereupon it merged with and into the Company. As a result of the merger, each Brooks stockholder is entitled to receive one share of the Company's Common Stock in exchange for each six shares of Brooks Common Stock.

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

September 30, 1997




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at September 30, 1997 and December 31, 1996.

Certain prior year amounts have been reclassified to conform to the 1997 presentation.



NOTE B -- Inventories

The components of inventories consist of the following:

                                         September 30      December 31
                                             1997             1996

    Raw materials and supplies             $ 4,422          $ 4,472
    Work in process                            517              356
    Finished goods                           2,394            1,853
                                           $ 7,333          $ 6,681

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 1997 and 1996

The Company's operations primarily consist of Buckeye Business Products, Inc. ("Buckeye"), Allied Construction Products, Inc. ("Allied") and Aspen.

The decrease in net income in the three months ended September 30, 1997 is due to the inclusion in the 1996 period of approximately $840,000 of gain from the sale of a fixed asset.

Sales increased in the three months ended September 30, 1997 over the 1996 period due to sales increases at both Allied and Buckeye. Sales decreased in the nine months ended September 30, 1997 from the comparable 1996 period primarily as the result of lower sales at Allied and the continued erosion of sales in the impact printing ribbon business during the first six months of 1997.

Gross profits in 1997 reflect lower cost of sales at Allied arising from favorable currency fluctuations.

The change in interest, net, is primarily the result of lower borrowing levels at Allied during the 1997 periods compared to the 1996 periods and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets.

On October 20, 1997, the Company acquired Kroy, Inc. ("Kroy"), a producer of commercial and industrial labeling equipment and supplies. The Company's results of operations will include the results of Kroy's operations commencing in the fourth quarter.

The Company will continue to generate interest and other income on its available funds until used to acquire other operating businesses. While no other acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $31,099,000 of cash, cash equivalents, marketable securities and other short-term investments and $112,000 of long term debt. The Company used approximately $6,100,000 to purchase the common stock of Kroy and acquire its bank debt. The Company's remaining marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the remaining marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company also has a $10,000,000 line of credit which can be used for other acquisitions. The Company is continually reviewing business acquisition opportunities.

Stockholders' equity of $37,464,000 at September 30, 1997 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at September 30, 1997, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at September 30, 1997.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.  OTHER INFORMATION.  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed a Form 8-K to report an Item 2 acquisition of Kroy on October 20, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 --------------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer and
                                 Chief Financial Officer
























Dated:  November 14, 1997

                                EXHIBIT INDEX




Financial Data Schedule