Form 10-K
period 1997-12-31
PUBCO CORP
filed 1998-03-26
CIK 80984

               		      SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                          FORM l0-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934
For the fiscal year ended            December 31, 1997
					OR
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from              to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 13, 1998, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the closing price of the Common Stock), was approximately $13,268,528.

As of March 13, l998, 3,752,473 common shares (Common Stock and Class B Stock) were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None

	   The exhibit index begins on page     of this Form l0-K.

                          					    PART I


ITEM l.  BUSINESS

    The Company conducts two lines of business: the manufacture and sale of supplies for computer printers and labeling devices (and the manufacture of such labeling devices) and the manufacture and sale of construction products. See Note K of Notes to Consolidated Financial Statements for further information on industry segment reporting. The printer supplies business is conducted by the Company and its wholly-owned subsidiaries under the "Buckeye", "Aspen" and "Kroy" tradenames. The construction products business is conducted by an 85% owned subsidiary of the Company under the "Allied" tradename.

    The Company also owns the "Bobbie Brooks" trademarks which are licensed through Garan, Inc., an unaffiliated apparel-manufacturing firm, exclusively to Wal-Mart and vendors supplying Wal-Mart with apparel merchandise. The Company also owns other income generating assets.

    In this Form 10-K, the terms "Pubco" means Pubco Corporation and the "Company" means Pubco together with all of its divisions and majority-owned and wholly-owned subsidiaries.

    On October 20, 1997, Pubco acquired all of the outstanding stock of Kroy, Inc. (which later became Kroy LLC). The acquisition was accomplished through separate purchase agreements with Kroy's three stockholders. Contemporaneously with the purchase, a Pubco subsidiary bought Kroy's secured bank loan from National Bank of Canada. This subsidiary now provides working capital to Kroy on a secured basis. The total paid for Kroy's stock and the bank loan was approximately $5,000,000. On a consolidated basis, the Company accounted for the transaction under the purchase method of accounting. The purchase price was allocated to the net assets acquired resulting in goodwill of $3,300,000. The Company used cash on hand to buy Kroy and the Kroy loan.

    When the Company acquired Kroy in October, 1997, Kroy had its headquarters, sales and engineering office in Scottsdale, Arizona, manufacturing facilities in Osceola and St. Croix Falls, Wisconsin, and office and warehouse facilities in England, France and Germany. The Company has scaled back Kroy's Scottsdale, Arizona offices, closed the Osceola, Wisconsin manufacturing facility and moved those activities to the Company's Cleveland, Ohio location, and closed the office and warehouse facilities in France and Germany. Salespeople continue to work in those countries. The Company now manufactures and distributes substantially all of its printer supplies products and construction products from the Company's Cleveland, Ohio facility.

    Pubco was established in 1958 and is a Delaware corporation. As of March 13, 1998, the Company employed approximately 335 persons.

Printer Supplies Business

    The Company manufactures or resells computer ribbons, cartridge ribbons, computer paper, laser toner, remanufactured toner cartridges, thermal transfer ribbons, ink-jet supplies, magnetic media and commercial and industrial label printers and supplies. The Company purchases supplies and component parts from various suppliers, some of whom produce component parts on molds owned by the Company. Printers are manufactured by the Company and by subcontractors who produce printers from tools and dies owned by the Company. The Company also publishes and sells the AspenGuide(R), the definitive computer printer industry compatibility guide which provides cross-reference information concerning ribbons, fax, laser and other related supplies.

    The Company markets its computer and data processing supplies products through (i) an in-house telemarketing organization primarily to end-users in the United States; (ii) dealers located in the United States who resell the products to end-users, sometimes utilizing their own labeling, and (iii) original equipment manufacturers. Label printers and supplies are principally marketed throughout North America and Western Europe through distributors and wholesalers, original equipment manufacturers who sell products under their own tradenames, office machine and office product dealers, specialty retailers and catalog houses.

    The Company's printer supplies businesss has approximately 14,000 accounts, none of which represents 5% of its business.

    Principal raw materials used by the Company include (i) nylon impression fabric which is primarily purchased from one weaving mill, but is readily available from other sources, (ii) uncoated free sheet paper, which is purchased primarily from two suppliers, but is also readily available from numerous sources, (iii) plastic cartridge components, which are purchased from numerous suppliers, (iv) microprocessors and printed circuit boards, which are available from numerous sources, and
(v) coatings and heat shrinkable tubing, all of which materials are available from a variety of suppliers.

    The Company's label printers and supplies are covered by a variety of US and European patents which protect the propriety of the Company's label products. The "Kroy" trademark is registered in over 40 countries. "Aspen Ribbons", "AspenGuide" and "Laser I" are registered trademarks in the United States.

    There are no dominant suppliers of product in the computer printing supplies market, which has numerous manufacturers and resellers. The label printer and supplies market is dominated by a half dozen producers, some of whom have significantly greater resources than the Company. Some of these producers concentrate on the high volume mass merchant channel, which the Company has not aggressively pursued.

Construction Products Business

    The Company designs, manufactures, assembles and distributes products for the construction, utility and mining industries. These operations are also housed in the Company's Cleveland, Ohio facility. Construction products are divided into (i) products which are mounted on excavators, industrial tractors, loaders and other equipment, including (A) hydraulic hammers used for breaking rock, concrete and similar materials, (B) hydraulic mounted compactors used for soil compaction and pile and sheeting driving applications, (C) grapples used for material handling and demolition, (D) asphalt cutters, and (E) hydraulic pedestal boom systems used for breaking oversize material at rock crushing operations and for waste handling operations; and (ii) underground products, including (A) pneumatic piercing tools used to make horizontal holes for placement or repair of underground utility lines, and (B) aluminum trench supports used to support the walls of open construction trenches. During the last three fiscal years, mounted products represented approximately 80-85% of the Company's sales while underground products represented the balance.

    The Company has a long-term contractual relationship with Krupp Bautechnik GmbH, a German manufacturer of hammers and component parts. The Company purchases component parts from Krupp, assembles its own hammer products using these and other components purchased domestically, and sells and distributes hammer products in the United States and Canada under its "Allied" tradenames. Under the agreement, Krupp does not sell competing products in Allied's markets. Purchases from Krupp have represented approximately 50% of the total component and material purchases of construction products during the past three fiscal years.

    Construction product components and materials are purchased from a variety of metal products manufacturers, hydraulic system component suppliers, and steel and aluminum suppliers, principally located in the United States. One domestic supplier presently provides approximately 7% of construction product components and materials. No other supplier represents more than 5% of the construction product component and material purchases. Raw materials are available from a variety of sources and all of the domestic vendors are replaceable.

    Approximately 60% of the annual sales in the construction product business occurs during the first half of the year.

    Construction products are sold to over 200 customers, none of which represents more than 5% of the annual sales of construction products.

    Firm order backlog totalled approximately $3,900,000 as of March 13, 1998 compared to approximately $3,600,000 at March 13, 1997.

    Construction products are marketed principally through distributors. There are approximately 15 other foreign and domestic manufacturers in the mounted product market and approximately 10 other foreign and domestic manufacturers in the underground product market. None of the Company's competitors is believed to hold a dominant position although some have greater financial resources than the Company.

Trademark Licensing

    Since 1986, the Company has been licensing use of its "Bobbie Brooks" related trademarks to Garan, Incorporated. Garan and its sublicensees, including Wal-Mart, sell sportswear under these labels exclusively at Wal-Mart Stores. Effective for the three year period commencing January 1, 1996, the Company receives a set annual licensing fee of $475,000, payable not less frequently than quarterly. Licensing fees are recorded within the Corporate segment in Industry Segment Information at Note K.

ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                     			Owned or   Square
      Location          Leased     Footage               Use

Cleveland, OH           Leased     312,000   Printer supply operations
                                             executive/administrative
                                             facilities; portion subleased
                                             to third party

Scottsdale, AZ          Leased      25,600   Kroy's administrative
                                             offices; leased through
                                             March, 2001-the Company is
                                             not using the entire facility
                                             and intends to exercise an
                                             option at the end of 1998,
                                             to reduce the space to 10,000
                                             square feet

St Croix Falls, WI      Leased      11,500   Kroy's coating plant and
                                             storage; leased through
                                             February, 2000

Scottsdale, AZ          Leased      10,100   Kroy's sign Division; leased
                                             through December, 2000

Reading, England        Leased      11,300   Kroy's European operations;
                                             leased through September,
                                             2006

Louisville, CO          Leased       2,900   Aspen's sales offices; leased
                                             through September, 1998

St. Louis, MO           Owned      100,000   Commercial printing/offices
                                             leased to a 3rd party
                                             through 2001

Havana, IL              Owned       25,000   Retail; leased to a 3rd
                                             party through 2000


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 3l, l997.

                               				PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

    Pubco's Common Stock is traded over-the-counter and quoted on NASDAQ's SmallCap Market under the symbol "PUBO". The following table presents the high and low sales prices of Pubco's Common Stock as reported by NASDAQ.

1996
    First Quarter                             $ 7             $ 6
    Second Quarter                              9               6 3/8
    Third Quarter                               8 5/8           7
    Fourth Quarter                              8 7/8           7 1/4

1997
    First Quarter                             $ 8 3/8         $ 7
    Second Quarter                              8 5/8           7 3/4
    Third Quarter                              11 1/2           8 1/4
    Fourth Quarter                             11 5/8          10 3/8

    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis.

(b) Holders.

    There were approximately 8,750 holders of Common Stock of record and approximately 250 holders of Class B Stock of record, as of March 13, 1998.

(c) Dividends.

    Pubco has never paid cash dividends on its Common Stock and Class B Stock and does not anticipate paying dividends on its Common Stock or Class B Stock in the forseeable future. In addition, no dividends may be paid on the Common Stock or Class B Stock while there is any unpaid dividend on the Preferred Stock. No preferred stock dividends are in arrears at December 31, 1997. Subject to the foregoing, the payment of dividends will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data
                                                  Years Ended December 31
                                   1997        1996         1995         1994         1993
Net Sales                       $  53,902   $  51,069    $  47,590    $  46,016    $  42,084
                                ---------   ---------    ---------    ---------     --------
Income from continuing
 operations before income
 taxes and minority interest        6,437       5,828        4,036        3,454        2,487
                                ---------   ---------    ---------    ---------    ---------

Net Income (Loss):
 Continuing Operations (A)         10,224       6,291        3,953        3,380        2,386
 Discontinued Operations (B)            -           -        1,100      (13,588)      (2,511)
                                ---------   ---------    ---------    ---------    ---------

Net Income (Loss)                  10,224       6,291        5,053      (10,208)        (125)
                                ---------   ---------    ---------    ---------    ---------
Net Income (Loss) Applicable
  to Common Stockholders (C)        9,367       5,416        4,178      (10,908)        (825)
                                ---------   ---------    ---------    ---------    ---------
Income (Loss) Per Share:
 Continuing Operations (C)           2.50        1.50          .89          .77          .49
 Discontinued Operations (B)            -           -          .32        (3.92)        (.73)
                                ---------   ---------    ---------    ---------    ---------
 Net Income (Loss)
 per Common Share (A)           $    2.50   $    1.50    $    1.21    $   (3.15)   $    (.24)
                                ---------   ---------    ---------    ---------    ---------
Weighted Average
 Number of Shares               3,752,473   3,610,278    3,463,387    3,463,727    3,463,727
                                ---------   ---------    ---------    ---------    ---------
Selected Balance Sheet Data
                                                         December 31
                                   1997        1996         1995         1994         1993
Working Capital Ratio            2.6 to 1    2.8 to 1     2.3 to 1     1.3 to 1     1.5 to 1
Total Assets                     $ 85,946    $ 64,523     $ 57,157     $ 50,902     $ 73,776
Long-term Debt                          -           -        2,407          949        6,057
Stockholders' Equity               42,049      31,335       21,515       16,548       27,456
Common Stockholders'
 Equity (D)                        35,049      24,335       14,515        9,548       20,456
 Per Common Share (D)             $  9.34    $   6.49     $   4.19     $   2.76     $   5.91
Shares Outstanding
 at Year End                    3,752,473   3,752,473    3,461,727    3,463,727    3,463,727

(A) Income in 1997 and 1996 includes the benefit of recording an increase in the Company's deferred tax asset of $4,265 and $735, respectively.  Refer to Note I.

(B) Includes the discontinuance of the commercial printing segment in 1993 and the discontinuance of the apparel and retail segments in 1994.  Refer to Note C of the
    Consolidated Financial Statements.

(C) Net of Preferred Stock dividend requirements.

(D) Common Stockholders' Equity and Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of 1997 and 1996

Income from continuing operations before income taxes and minority interest increased in 1997 from 1996 primarily because of an increase in income both at the Company's construction products business and printer supplies business. The increase in net income applicable to common stockholders in 1997 from 1996 is primarily the result of the increase in the recognition of the benefits of deferred tax assets in 1997 ($4,265,000) from that of 1996 ($735,000).

Sales increased in 1997 from 1996 primarily because the inclusion of Kroy more than offset the decrease in sales at the Company's other businesses.

Gross profit percentage increased in 1997 from 1996 primarily because of the inclusion of Kroy which maintains a higher gross profit percentage than the Company's other businesses and the lower cost of sales at the Company's construction products business arising from favorable currency fluctuations.

Selling, general and administrative expenses increased in 1997 from 1996 because of the inclusion of Kroy.

The change in interest, net, is primarily the result of lower borrowing levels at the Company's construction products business during 1997 compared to 1996 and an increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets during the year prior to the acquisition of Kroy.


Comparison of 1996 and 1995

The Company's 1996 results of operations improved over 1995 primarily as the result of an increase in interest income, nonrecurring gains on sale of fixed assets (included in other income), as well as improvements in operating income in the Company's construction products business.

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

The gross profit percentage increase in 1996 compared to 1995 is the result of a lower cost of sales at the Company's construction products business resulting from favorable currency fluctuations and product mix as well as the inclusion of Aspen in 1996.

Selling, general and administrative expenses increased in 1996 from 1995 primarily as the result of the inclusion of Aspen in 1996.

Other income, net, increased in 1996 from 1995 primarily as the result of net gains on sales of fixed assets.

The change in interest, net, is primarily the result of lower borrowing levels at the Company's construction products business during 1996 compared to 1995 and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. The Company will continue to generate interest and other income on its available funds until used to acquire other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $27,381,000 of cash, cash equivalents, marketable securities and other short-term investments and no long term debt. In October, 1997, the Company used approximately $5,000,000 to purchase the Common Stock of Kroy and acquire its bank debt. The Company's remaining marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the remaining marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company has a $2,500,000 working capital line for its printer supplies business and a $3,000,000 working capital line of credit for its construction products business. At December 31, 1997, there were no borrowings under either of these lines. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At December 31, 1997, letters of credit aggregating approximately $1,000,000 had been issued, but there were no borrowings under this line. The Company is continually reviewing business acquisition opportunities.

Regarding the functionality of the Company's computer systems for the year 2000, the systems utilized by the printer supplies business and Pubco corporate (including stock transfer functions), are currently compliant. All of such systems had been routinely acquired by the Company and were already year 2000 compliant. Not all of the computer systems used by the Company's construction products business are presently year 2000 compliant. The construction products business expects that such systems will become completely compliant at a cost not to exceed $350,000 and that such compliance will be substantially completed by the end of 1998.

Stockholders' equity of $42,049,000 at December 31, 1997 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1997, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at December 31, 1997.

To the extent that the Company is able to utilize its net operating loss carryforwards, there will be a positive impact on the Company's future cash flows and liquidity.

In 1997, the Company reduced the valuation allowance applied against the deferred tax assets related to net operating loss carryforwards and certain deductible temporary differences by $4,265. The reduction recorded was based upon future taxable income projections over the next several years made by management of the Company. These projections take into consideration the recent acquisition of Kroy and the taxable income generated by the Company over the past three years. The Company will need to generate approximately $15,000 of future taxable income prior to the expiration of the net operating loss carryforwards in order to realize the net deferred tax assets recorded at December 31, 1997. This paragraph and the immediately preceeding paragraph contain forward looking statements. The Company's ability to utilize net operating loss carryforwards prior to their expiration will depend upon the ability of the Company to generate sufficient taxable income during future periods. The Company's ability to generate taxable income at the same levels generated during the past three years is not necessarily indicative of the Company's ability to generate taxable income in future years. In addition, the Company's acquisition of Kroy does not assure profitability of that or other Company operations. A number of factors could prevent the Company from generating taxable income in the future or lower such income, including changes in technology, competitive pressures, raw material price increases, and other factors which affect businesses generally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










              		AUDITED CONSOLIDATED FINANCIAL STATEMENTS

             		    PUBCO CORPORATION AND SUBSIDIARIES

                            DECEMBER 31, 1997

ERNST & YOUNG LLP                                      ONE CASCADE PLAZA
                                                       AKRON, OH 44308





                  		     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            /s/ Ernst & Young LLP
                                         ----------------------------

Akron, Ohio
March 23, 1998

CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)





                                                                 December 3l
                                                               1997         1996

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  1,720     $  1,539
  Marketable securities and other
    investments available for sale--Note D                  25,661       24,877
  Trade receivables (less allowances of
    $931 in 1997 and $269 in 1996)                           7,549        4,410
  Inventories--Note H                                       11,000        6,681
  Deferred income taxes                                      2,400          735
  Prepaid expenses and other current assets                  1,570        1,085
                                                          --------     --------
                             TOTAL CURRENT ASSETS           49,900       39,327




PROPERTY AND EQUIPMENT--Note H                               6,072        5,929




INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $913 in 1997 and $677 in 1996)--Note A                     4,204        1,129




OTHER ASSETS                                                25,770       18,138
                                                          --------     --------
                                     TOTAL ASSETS         $ 85,946     $ 64,523
                                                          ========     ========







See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                                 December 3l
                                                              1997         l996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  7,918     $  5,224
  Accrued liabilities--Note H                               11,505        8,906
                                                          --------     --------
                             TOTAL CURRENT LIABILITIES      19,423       14,130

DEFERRED CREDITS AND NONCURRENT LIABILITIES                 23,812       18,450

MINORITY INTERESTS                                             662          608

STOCKHOLDERS' EQUITY--Notes A and E

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued
      and outstanding in 1997 and 1996 ($7,000
      aggregate liquidation preference)                          1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued                      -            -
  Common Stock:
    Common Stock-par value $.01; 5,000,000
      shares authorized; 3,200,871 issued
      and 3,198,871 outstanding in 1997
      and 3,198,088 issued and 3,196,088
      outstanding in 1996                                       32           32
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 553,602 issued and
      outstanding in 1997 and 556,385 issued
      and outstanding in 1996                                    6            6
  Additional paid in capital                                32,180       32,180
  Retained earnings (deficit)                                6,266       (3,101)
  Cumulative translation adjustment                            (10)           -
  Unrealized gains on investments available for sale         3,586        2,229
                                                          --------     --------
                                                            42,061       31,347
  Treasury stock at cost, 2,000 shares
    in 1997 and 1996                                           (12)         (12)
                                                          --------     --------
                            TOTAL STOCKHOLDERS' EQUITY      42,049       31,335
                                                          --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 85,946     $ 64,523
                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                                Year Ended December 3l
                                                             1997        1996        1995
Net sales                                                $  53,902   $  51,069   $  47,590
Cost of sales                                               37,510      36,747      34,844
                                                         ---------   ---------   ---------
                                        GROSS PROFIT        16,392      14,322      12,746
Costs and expenses:
  Selling, general and administrative expenses              13,470      11,339       9,956
  Interest, net                                             (2,729)     (2,287)       (911)
                                                         ---------   ---------   ---------
                                                            10,741       9,052       9,045
Other income, net                                              786         558         335
                                                         ---------   ---------   ---------
                   INCOME FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES AND MINORITY INTEREST         6,437       5,828       4,036

(Benefit) provision for income taxes--Note I                (3,955)       (534)         53
                                                         ---------   ---------   ---------
			      INCOME FROM CONTINUING
                 OPERATIONS BEFORE MINORITY INTEREST        10,392       6,362       3,983

Minority interest                                             (168)        (71)        (30)
                                                         ---------   ---------   ---------
                   INCOME FROM CONTINUING OPERATIONS        10,224       6,291       3,953

Income from discontinued operations,
  net of taxes--Note C                                           -           -       1,100
                                                         ---------   ---------   ---------
                                          NET INCOME        10,224       6,291       5,053

Preferred stock dividend requirements                          857         875         875
                                                         ---------   ---------   ---------
        NET INCOME APPLICABLE TO COMMON STOCKHOLDERS     $   9,367   $   5,416   $   4,178
                                                         =========   =========   =========
Earnings per share--Note A:
	     CONTINUING OPERATIONS (NET OF PREFERRED
                        STOCK DIVIDEND REQUIREMENTS)     $    2.50   $    1.50   $     .89
                             DISCONTINUED OPERATIONS             -           -         .32
                                                         ---------   ---------   ---------
                                          NET INCOME     $    2.50   $    1.50   $    1.21
                                                         =========   =========   =========
Weighted average number of shares
  outstanding--Notes A and E                             3,752,473   3,610,278   3,463,387
                                                         =========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES


($ in 000's except share amounts)

Three Years Ended December 3l, l997

                                 Preferred Stock   Common Stock   Class B Stock  Additional   Retained
                                          Par               Par            Par    Paid In     Earnings
                                  Shares Value    Shares   Value  Shares  Value   Capital    (Deficit)
Balance at January 1, 1995        70,000   $ 1   2,905,225   $29  558,502   $ 6   $30,957    $(14,445)

  Conversion of Class B
  Stock to Common Stock--Note E                      1,472         (1,472)

  Shares purchased for Treasury                     (2,000)

  Preferred Stock dividends paid
  (paid at $12.50 per share)
  --Note E                                                                           (875)

  Net income for l995                                                                           5,053
                                  ------   ---   ---------   ---  -------   ---   -------    --------
Balance at December 31, 1995      70,000   $ 1   2,904,697   $29  557,030   $ 6   $30,082    $ (9,392)

  Conversion of Class B
  Stock to Common Stock--Note E                        645           (645)

  Preferred Stock dividends paid
  (paid at $12.50 per share)
  --Note E                                                                           (875)

  Shares issued--Note B                            290,746     3                    2,973

  Net income for 1996                                                                           6,291
                                  ------   ---   ---------   ---  -------   ---   -------    --------
Balance at December 31, 1996      70,000   $ 1   3,196,088   $32  556,385   $ 6   $32,180    $ (3,101)

  Conversion of Class B
  Stock to Common Stock--Note E                      2,783         (2,783)

  Preferred Stock dividends paid
  (paid at $12.25 per share)
  --Note E                                                                                       (857)

  Net income for 1997                                                                          10,224
                                  ------   ---   ---------   ---  -------   ---   -------    --------
Balance at December 31, 1997      70,000   $ 1   3,198,871   $32  553,602   $ 6   $32,180    $  6,266
                                  ======   ===   =========   ===  =======   ===   =======    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                                     Year Ended December 3l
                                                                  1997        1996          1995
OPERATING ACTIVITIES
  Net income from continuing operations                       $ 10,224      $  6,291      $  3,953
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income from discontinued operations                            -             -         1,100
      Depreciation and amortization                              1,180         1,358         1,379
      Deferred income taxes                                     (4,265)         (735)            -
      Net (gain) on sales of securities                           (779)          (51)          (75)
      Net loss (gain) on disposal of fixed assets                   71          (500)         (256)
      Minority interest                                             54           (36)          (55)
      Changes in operating assets and liabilities
       	net of acquisitions and divestitures:
          Trade receivables                                         34           648         1,292
          Inventories                                           (1,149)          766           491
          Other assets                                          (4,930)         (539)         (272)
          Accounts payable                                         387           486        (2,121)
          Other current liabilities                             (1,023)         (380)       (2,471)
          Deferred credits and noncurrent liabilities            5,352          (216)         (750)
                                                              --------      --------      --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES          5,156         7,092         2,215

INVESTING ACTIVITIES
  Purchases of marketable securities                            (9,971)      (20,882)      (11,764)
  Proceeds from sales of marketable securities                  11,323         9,320         1,364
  Purchases of fixed assets                                       (154)         (173)         (327)
  Proceeds from the sale of fixed assets                            27         2,095         2,727
  Acquisition of Kroy                                             (273)            -             -
  Purchase of subsidiaries' stock                                    -           (43)         (665)
  Cash acquired in Aspen investment                                  -             -         4,359
                                                              --------      --------      --------
    NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES            952        (9,683)       (4,306)

FINANCING ACTIVITIES
  Net (repayments) on loans payable                                  -          (289)       (1,622)
  Proceeds from long-term debt                                  24,325        26,294        32,614
  Principal payments on long-term debt                         (29,395)      (28,919)      (32,678)
  Dividends paid on preferred stock                               (857)         (875)         (875)
  Purchase of treasury stock                                         -             -           (12)
                                                              --------      --------      --------
                NET CASH (USED IN) FINANCING ACTIVITIES         (5,927)       (3,789)       (2,573)
                                                              --------      --------      --------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            181        (6,380)       (4,664)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          1,539         7,919        12,583
                                                              --------      --------      --------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $  1,720      $  1,539      $  7,919
                                                              ========      ========      ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, l997
($ in 000's except share amounts)




NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of Pubco Corporation ("Company" or "Pubco") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

On October 20, 1997, Pubco acquired all of the outstanding stock of Kroy, Inc. (which later became Kroy LLC). The operations of Kroy from the date of its acquisition are included in the consolidated statements of operations and its assets and liabilities are included in the consolidated balance sheets of the Company at December 31, 1997.

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

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and marketable securities and other investments. Because of their short maturity, the carrying amount of cash and cash equivalents and marketable securities and other investments approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at December 31, 1997 and 1996.

Long-lived Assets: Property and equipment are recorded at cost with depreciation and amortization principally computed by the straight-line method over the following estimated useful lives: buildings, 10 to 30 years; machinery, equipment and fixtures, 5 to 10 years; and leasehold improvements, 5 to 10 years.

Intangible assets ("goodwill") represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, in most cases over 10 to 20 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset.

Revenue Recognition:  Revenue is recognized generally upon shipment.

Research and Development Costs: Allied performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $638, $385 and $489 for the years ended December 31, 1997, 1996 and 1995.

Per Common Share Amounts: Per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding. The Financial Accountings Standards Board issued Statement ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company had no dilutive securities outstanding for any period presented. Accordingly, basic and diluted earnings per share are the same and no restatement of previously recorded amounts was required by the adoption of SFAS No. 128.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNT POLICIES--CONTINUED

and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain amounts presented in prior years' financial statements and the notes thereto have been reclassified to conform with the 1997 presentation.


NOTE B--BUSINESS COMBINATIONS

On October 20, 1997, Pubco purchased all of the stock of Kroy, Inc. and a Company subsidiary acquired Kroy's bank debt for approximately $5,000,0000. The subsidiary now acts as Kroy's secured lender.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Kroy have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3,300 is being amortized over 20 years.

The following unaudited proforma consolidated results of operations for the years ending December 31, 1997 and 1996 assume the Kroy acquisition occurred as of January 1, 1996.

                                                    1997             1996

Net sales                                         $72,822          $77,954
                                                  =======          =======
Net income                                        $ 8,547          $ 4,123
                                                  =======          =======
Earnings per common share                         $  2.28          $  0.90
                                                  =======          =======

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

PUBCO CORPORATION AND SUBSIDIARIES



NOTE B--BUSINESS COMBINATIONS--CONTINUED

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

Brooks had increased its ownership in Aspen at year-end 1995 from approximately 41% to approximately 62%. The Company's Consolidated Balance Sheets at December 31, 1997 and December 31, 1996 include the accounts of Aspen. The Company's Consolidated Statements of Operations for 1997 and 1996 include the results of Aspen's operations whereas the Company's Consolidated Statements of Operations for 1995 account for Aspen's operations on the equity method.


NOTE C--DISCONTINUED OPERATIONS

During 1994, the Company discontinued the operations of its retail and apparel manufacturing segments. Accordingly, a charge was made in 1994 for such discontinued operations related to the write-down of net assets to their net realizable value and to provide for operating losses during the phaseout period. In 1995, the Company reduced the reserve by $1,100 primarily related to actual results being more favorable than anticipated when the accrual was established in 1994. The remaining reserve balance of $915 at December 31, 1997, is believed to be sufficient to provide primarily for the costs of future lease, employee and other liabilities.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE D--MARKETABLE SECURITIES

The following is a summary of available for sale securities:

                                                        Gross        Gross      Estimated
                                                      Unrealized   Unrealized     Fair
                                            Cost         Gains      (Losses)      Value
    December 31, 1997
    US Corporate Equity Securities       $  4,426      $    991      $     (9)   $  5,408
    US Corporate Debt Securities           10,444         1,274          (110)     11,608
    Foreign Government Debt Securities      2,294         1,062             -       3,356
    Foreign Corporate Debt Securities       4,911           420           (42)      5,289
                                         --------      --------      --------    --------
                                         $ 22,075      $  3,747      $   (161)   $ 25,661
                                         ========      ========      ========    ========
    December 31, 1996
    US Corporate Equity Securities       $  3,069      $    409      $    (88)   $  3,390
    US Corporate Debt Securities           11,132           635          (143)     11,624
    Foreign Government Debt Securities      3,759         1,213            (9)      4,963
    Foreign Corporate Debt Securities       4,688           212             -       4,900
                                         --------      --------      --------    --------
                                         $ 22,648      $  2,469      $   (240)   $ 24,877
                                         ========      ========      ========    ========

The gross realized gains on sales of securities available for sale totaled $855, $1,086 and $75 for 1997, 1996 and 1995, respectively. The gross realized losses totaled $76 and $1,035 in 1997 and 1996, respectively.

The cost and estimated fair value of debt securities at December 31, 1997, by estimated maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                Estimated
                                                    Cost        Fair Value

    Due in one year or less                      $    283       $    297
    Due after one year through three years          1,667          1,636
    Due after three years                          15,699         18,320
                                                 --------       --------
                                                 $ 17,649       $ 20,253
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

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 1997, the Company paid $857 ($12.25 per share) of Preferred Stock Series A dividends. As of December 31, 1997, there were no undeclared and unpaid dividends on the Preferred Stock.

Stockholders' equity of $42,049 at December 31, 1997 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1997, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative Preferred Stock dividends outstanding at December 31, 1997.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, but are included in Other Assets. The liabilities associated with these plans are included in Other Liabilities. In 1997, the Company adopted a 401(k) plan for its printer supplies business and its corporate employees. The construction products business also maintains a 401(k) plan. Kroy also maintains a 401(k) for its employees. The Company presently partially match employee deferrals under these plans. Expenses under these various plans aggregated approximately $391, $366 and $346 for the years ended December 3l, 1997, l996 and l995, respectively.

The Company makes contributions to a collectively-bargained, multiemployer defined benefit pension plan. The Company contributed and charged to expense $55, $10 and $8 for the years ended December 3l, l997, l996 and 1995, respectively, for the plan. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable. In the event of a withdrawal from the plan, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. Management does not intend to take any action that would subject the Company to any such liability under the plan.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $226 and $216 at December 31, 1997 and 1996, respectively, which amounts have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $73, $62 and $50 for 1997, 1996 and 1995, respectively.

Since 1986, the Company's President has deferred his salary under the terms of deferred compensation plans established for his benefit. As compensation is earned by him, it is paid by the Company to deferred compensation trusts and included in selling, general and administrative expenses. Amounts are being distributed to him by the trusts in accordance with the terms of the deferred compensation plans. The securities included in these trusts are classified as trading and, accordingly, are stated at fair value. Unrealized gains (losses) were $(1,055), $1,564 and $2,004 for the years ended December 31, 1997, 1996 and 1995, respectively. Realized and unrealized gains and losses, interest, dividends and plan expenses are reflected in other income, net, and total $4,615, $3,013 and $3,998 for the

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--RETIREMENT PLANS--CONTINUED

years ended December 31, 1997, 1996 and 1995, respectively. There is no resulting effect on net income, because these are matched by charges to deferred compensation expense, which are also included in other income, net. The amounts of these charges were ($4,615), ($3,013) and ($3,998) for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.


NOTE G--FINANCING ARRANGEMENTS

The Company has a $10,000 revolving credit facility at LIBOR plus 1.5% or the lending bank's prime rate ("Prime"), at the Company's option, expiring in 2000, with no outstanding borrowings at December 31, 1997. The Company has a $2,500 demand credit facility at LIBOR plus 2% or Prime, at the Company's option, with no outstanding balance at December 31, 1997. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or Prime, at the Company's option, expiring in 1999, with no outstanding balance at December 31, 1997.

Total interest payments by the Company were $59, $120 and $244 for the years ended December 31, 1997, 1996 and 1995, respectively.

Total interest expense was $48, $113 and $280 for the years ended December 31, 1997, 1996 and 1995, respectively.

PUBCO CORPORATION AND SUBSIDIARIES


NOTE H--OTHER INFORMATION

                                                  December 31
                                             1997             1996
Inventories:
  Raw materials and supplies               $  5,585         $  4,472
  Work in process                               596              356
  Finished goods                              4,819            1,853
                                           --------         --------
                                           $ 11,000         $  6,681
                                           ========         ========
Property and equipment:
  Land and buildings                       $  1,475         $  1,571
  Machinery, equipment and fixtures          12,427           11,559
  Leasehold improvements                      3,154            3,050
  Construction in progress                      188               47
                                           --------         --------
                                             17,244           16,227
Less accumulated depreciation and
    amortization                            (11,172)         (10,298)
                                           --------         --------
                                           $  6,072         $  5,929
                                           ========         ========
Other assets:
  Assets held for deferred compensation    $ 19,659         $ 15,038
  Other                                       6,111            3,100
                                           --------         --------
                                           $ 25,770         $ 18,138
                                           ========         ========
Accrued liabilities:
  Payroll and other employee benefits      $  3,552         $  2,523
  Accrued taxes                               1,659            1,823
  Accrual for discontinued businesses           577            1,098
  Other                                       5,717            3,462
                                           --------         --------
                                           $ 11,505         $  8,906
                                           ========         ========
Deferred credits and non-current
   liabilities:
  Deferred compensation liability          $ 19,659         $ 15,038
  Other                                       4,153            3,412
                                           --------         --------
                                           $ 23,812         $ 18,450
                                           ========         ========

Under current accounting rules, assets of the deferred compensation trusts must be accounted for as if they are assets of the Company although the assets are not available for general corporate use by the Company and could only be available to creditors of the Company in the event of the Company's bankruptcy.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE I--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The (benefit) provision for income taxes for continuing operations consists of the following components:

                                               Year Ended December 3l
                                           1997         1996          1995

   Federal currently payable             $  199        $  156        $   39

   Federal deferred benefit              (4,265)         (735)            -

   State and local currently payable        111            45            14
                                         ------        ------        ------
                                        ($3,955)       $ (534)       $   53
                                         ======        ======        ======

Income taxes paid by the Company were $310, $192 and $30 for the years ended December 31, 1997, 1996 and 1995, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:

                                                Year Ended December 3l
                                           1997          1996          1995

Statutory federal rate                     34.0%         34.0%         34.0%
Deferred tax benefit                      (66.2%)       (12.6)            -
State and local taxes                       1.1            .5           0.2
Utilization of net operating loss
  carryforwards                           (31.7)        (32.0)        (34.6)
Other                                       1.4            .9           1.7
                                           ----          ----          ----
                                          (61.4%)        (9.2%)         1.3%
                                           ====          ====          ====

At December 31, 1997, the Company had available net operating loss carryforwards of approximately $8,500 for federal income tax purposes. Approximately $4,500 are subject to limitations based on certain subsidiaries' ability to generate future taxable income. The loss carryforwards, if not used, will expire as follows: $3,000 in 2000, $300 in 2002, $700 in 2007, $300 in 2008 and $4,200 in 2009.

In addition, for tax purposes, the Company has investment tax credit carryforwards of approximately $78 which expire between 1998 and 2000 and alternative minimum tax credit carryforwards of approximately $879.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant

PUBCO CORPORATION AND SUBSIDIARIES


NOTE I--INCOME TAXES--CONTINUED

components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                      1997              1996
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $  4,700          $  8,000
      Accrual for discontinued operations              300               400
      Deferred compensation                          6,100             4,000
      Other                                          4,600             4,100
                                                  --------          --------
Total deferred tax assets                           15,700            16,500
    Deferred tax liabilities:
      Tax over book depreciation                       700               800
      Other                                            200               100
                                                  --------          --------
         Total deferred tax liabilities                900               900
                                                  --------          --------
    Net deferred tax assets                         14,800            15,600
      Valuation allowance for
      deferred tax assets                           (9,800)          (14,865)
                                                  --------          --------
    Net deferred taxes                            $  5,000          $    735
                                                  ========          ========

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continualy reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In 1997, the Company reduced the valuation allowance applied against the deferred tax assets related to net operating loss carryforwards and certain deductible temporary differences by $4,265. The reduction recorded was based upon future taxable income projections over the next several years made by management of the Company. These projections take into consideration the recent acquisition of Kroy and the taxable income generated by the Company over the past three years. The Company will need to generate approximately $15,000 of future taxable income prior to the expiration of the net operating loss carryforwards in order to realize the net deferred tax assets recorded at December 31, 1997. This paragraph and the immediately preceeding paragraph contain forward looking statements. The Company's ability to utilize net operating loss carryforwards prior to their expiration will depend upon the ability of the Company to generate sufficient taxable income during future periods. The Company's ability to generate taxable income at the same levels generated during the past three years is not necessarily indicative of the Company's ability to generate taxable income in future years. In addition, the Company's acquisition of Kroy does not assure profitability of that or other Company operations. A number of factors could prevent the Company from generating taxable income in the future or lower such income, including changes in technology, competitive pressures, raw material price increases, and other factors which affect businesses generally.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS

As Lessee:

Pubco and certain of its subsidiaries are parties to separate leasing arrangements for office and factory space in an approximately 312,000 square foot building owned and operated by a partnership that is controlled by the majority stockholder of the Company. The Company's printer supplies business and construction products business conduct substantially all of their business activities from this building. Pubco has its corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 1997, 1996 and 1995.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable leases for periods ranging from 1 to 10 years. Total rental expense from continuing operations under all operating leases is summarized below:


                                             Year Ended December 31
                                        1997          1996          1995


   Minimum rentals                   $   867       $   600       $   732
   Sublease rental income                (66)          (61)          (61)
                                     -------       -------       -------
                                     $   801       $   539       $   671
                                     =======       =======       =======

At December 3l, l997, the commitments under non-cancellable operating leases are as follows:

				    Operating
				      Leases

       l998                            1,404
       l999                            1,278
       2000                            1,131
       2001                              648
       2002                              645
       Thereafter                      1,178
                                     -------
                                     $ 6,284
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS--CONTINUED

As Lessor:

The Company leases certain land, buildings and equipment with an aggregate net book value of $1,704 at December 3l, l997, under operating leases expiring between 1998 and 2001. Upon expiration of the initial terms, the lessees have options to renew for periods up to 10 years.

At December 3l, l997, future minimum rentals to be received under operating leases are as follows:


       l998                          $   582
       1999                              582
       2000                              515
                                     -------
                                     $ 1,679
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES




NOTE K--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:

                                                   Printer    Construction
                                                   Supplies   Products
                                                   Business   Business       Corporate   Consolidated
1997

Net sales                                          $ 29,373     $ 24,529      $      -     $ 53,902
Trade receivables                                     4,969        2,460           120        7,549
Income (loss) from continuing operations
  before income taxes and minority interest           3,840        1,992           605        6,437
Identifiable assets                                  22,195        9,257        54,494       85,946
Capital expenditures                                     29           94            31          154
Depreciation and amortization                           160          390           630        1,180

1996

Net sales                                          $ 25,930     $ 25,139      $      -     $ 51,069
Trade receivables                                     2,445        1,909            56        4,410
Income from continuing operations
  before income taxes and minority interest           3,344        1,624           860        5,828
Identifiable assets                                  10,610        8,528        45,385       64,523
Capital expenditures                                     45           57            71          173
Depreciation and amortization                           348          381           629        1,358

1995

Net sales                                          $ 22,735     $ 24,855      $      -     $ 47,590
Trade receivables                                     2,603        2,433            22        5,058
Income (loss) from continuing operations
  before income taxes and before income
  taxes and minority interest                         4,127          101          (192)       4,036
Identifiable assets                                  13,223        8,998        34,936       57,157
Capital expenditures                                     51          141           135          327
Depreciation and amortization                           192          374           813        1,379


Corporate includes certain amounts related to the previously discontinued segments and amounts held for deferred compensation arrangements. The printer supplies business includes the operations of Kroy which was acquired in October, 1997.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations in 1997 and 1996 are set forth below.

                                                     1997
                                    1st         2nd         3rd         4th
                                  Quarter     Quarter     Quarter     Quarter

Net sales                         $ 13,705    $ 12,882    $ 12,161    $ 15,154
                                  ========    ========    ========    ========

Gross profit                      $  3,821    $  3,856    $  3,594    $  5,121
                                  ========    ========    ========    ========

Net income                        $  2,007    $  1,708    $  1,380    $  5,129
                                  ========    ========    ========    ========

Income applicable to
  Common Stockholders             $  1,788    $  1,489    $  1,162    $  4,928
                                  ========    ========    ========    ========

Net income per
  common share                    $    .48    $    .39    $    .31    $   1.32
                                  ========    ========    ========    ========


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
                                  ========    ========    ========    ========


Net income in the 4th quarter included adjustments to recognize deferred tax assets of $4,265 and $735, respectively in 1997 and 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	  None.


				PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

    Glenn E. Corlett, age 54, has been Dean of the Business School at Ohio University since July 1, 1997. Between November, 1996 and June 30, 1997, Mr. Corlett was an independent business consultant. Prior to November, 1996, Mr. Corlett was the Executive Vice President and Chief Operating Officer of N.W. Ayer, Incorporated, an advertising agency he joined in 1990. Mr. Corlett was appointed in February, 1997 to the Company's Board to fill the vacancy created by the death of Stanley R. Browne in 1996.

    William A. Dillingham, age 54, has been President of the Company's printer supplies business for more than the past five years. Mr.
Dillingham was appointed a Director of the Company in December, 1997.

    Harold L. Inlow, age 64, is an independent business consultant who has consulted for the Company since 1995. Mr. Inlow was President of the
Company's former retail subsidiary prior to 1995.    Mr. Inlow was
appointed a Director of the Company in December, 1997.

    Stephen R. Kalette age 47, has been a Director of Pubco since
December, 1983 and has been an executive officer of Pubco since April, 1984. Mr. Kalette currently serves as its Vice President,
Administration, General Counsel and Secretary.

    Robert H. Kanner, age 50, has been a Director and executive officer of Pubco since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Financial Officer. Mr. Kanner is also a Director of CleveTrust Realty Investors, which invests in real estate.

    Leo L. Matthews, age 58, has been President of the Company's construction products business since it was acquired in March, 1993. Between 1987 and 1993, Mr. Matthews provided consulting services in strategic planning, marketing, management and finance.

Family Relationships

    There are no familial relationships between any Director and executive officer of Pubco.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of Pubco who are responsible for day-to-day operations. In 1997, the Board held one meeting and took action by unanimous written consent on five other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    Pubco has a standing Audit Committee. The Audit Committee, which met once in 1997, consists of Mr. Corlett and Mr. Inlow. The Audit Committee
(i) reviews the internal controls of Pubco and its financial reporting;
(ii) meets with the Chief Financial Officer and such other officers as it, from time to time, deems necessary; (iii) meets with Pubco's independent public auditors and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such auditors, and the adequacy of the Company's internal accounting controls; and (iv) recommends to the Board the appointment of the independent auditors.

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



                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position       Year  Salary($)    ($)         ($)       Awards ($)  SARs(#)   ($)         ($)

Robert H. Kanner(1)
     Chairman, CEO,   1997  $525,000      ---     $72,014(2)       ---       ---      ---   $184,691(3,4)
     President &      1996   525,000      ---      64,917          ---       ---      ---    185,560
     CFO              1995   525,000      ---      59,836          ---       ---      ---    188,973


Stephen R. Kalette
     VP-Admin.,       1997  $330,000      ---     $26,416(5)       ---       ---      ---   $ 35,799(4,5)
     General Counsel  1996   330,000      ---      25,022          ---       ---      ---     35,076
     & Secretary      1995   330,000      ---      25,776          ---       ---      ---     35,815


William A. Dillingham(7)
     President of     1997  $450,000      ---     $ 5,473(7)       ---       ---      ---   $ 31,000(5,8)
     Buckeye Division 1996   450,000      ---       7,284          ---       ---      ---     30,000
                      1995   450,000      ---       5,946          ---       ---      ---     30,000


Leo L. Matthews(9)
     President of     1997  $130,000   $ 90,900   $ 5,163(10)      ---       ---      ---   $ 10,847(11)
     Allied           1996   120,000     85,055     5,459          ---       ---      ---      7,200
                      1995   120,000     10,000     4,817          ---       ---      ---      7,200
















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

(2)      Of the amount shown in the table, $67,620 in 1997, $61,370 in 1996 and $55,870 in
         1995 represents the premiums on life insurance paid for by the Company on Mr.
         Kanner's life, and for which the Company is not a beneficiary; and $4,394 in 1997,
         $3,547 in 1996 and $3,966 in 1995 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $125,400 in 1997, $127,900 in 1996 and $130,100 in 1995
         represents a payment by the Company toward the premium on split dollar life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.
         The amounts will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $58,291 in 1997, $57,660 in 1996 and $58,873 in 1995
         of the amounts shown in the table for Mr. Kanner and all of the amounts shown in the table for Mr. Kalette are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      In 1997, the Company adopted a 401-K plan to provide retirement benefits for employees of Pubco and the Company's printer supplies business, including officers.
         Participating employees make voluntary contributions to the Plan, a portion of which
         the Company matches.   Of the amounts shown in the 1997 table for Mr. Kalette and
         Mr. Kanner, $1,000 was contributed by Pubco to such plan.  Of the amount shown in the 1997 table for Mr. Dillingham, $1,000 was contributed by Buckeye to such plan.
         Vesting of benefits under the plan is phased in over six years.

(6)      Of the amount shown in the table, $22,210 in 1997, $21,396 in 1996 and $20,546 in
         1995 represents the premiums on life insurance paid for by the Company on Mr.
         Kalette's life, and for which the Company is not a beneficiary; and $3,725 in 1997,
         $3,154 in 1996 and $4,023 in 1995 represents the cost of providing Mr. Kalette with use of an automobile during the year

(7)      All of the amounts shown as paid to or for Mr. Dillingham were paid by the Company's printer supplies business.  Of the amount shown in the table, $3,885 in 1997, $3,535 in 1996 and $3,205 in 1995 represents the premiums on life insurance paid for by the
         Company's printer supplies business on Mr. Dillingham's life, and for which it is not a beneficiary; and $1,588 in 1997, $3,749 in 1996 and $2,741 in 1995 represents the cost of providing Mr. Dillingham with use of an automobile during the year.

(8)      In 1988, the Company's printer supplies business adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and

       	 benefits are subject to arestrictive vesting schedule.  All of the amount shown in
       	 the table for Mr. Dillingham are amounts contributed to such plan for the benefit of
       	 such executive officer with respect to the years noted.  Vesting of benefits under
       	 the plan is phased in over 20 years and only a portion of the amount contributed for
       	 each year has fully vested.

(9)      All of the amounts shown as paid to or for Mr. Matthews were paid by the Company's
       	 construction products business.  Mr. Matthews has an employment agreement with such
       	 business providing for a minimum $130,000 per year base salary; a share of Allied's
       	 earnings in excess of its operating plan earnings, if any, and discretionary bonuses
       	 (as were paid in 1995).

(10)     Of the amount shown in the table, $1,710 in 1997, $1,710 in 1996 and $1,710 in 1995
       	 represents the premiums on life insurance paid for by the construction products
       	 business on Mr. Matthew's life, and for which it is not a beneficiary; and $3,453 in
       	 1997, $3,749 in 1996 and $3,107 in 1995 represents the cost of providing Mr.
       	 Matthews with use of an automobile during that year.

(11)     In 1993, the Company's construction products business adopted a 401-K plan (with a
       	 profit sharing component) to provide retirement benefits for its employees,
       	 including officers.  Participating employees make voluntary contributions to the
       	 Plan, a portion of which such business matches.   All of the amount shown in the
       	 table for Mr. Matthews was contributed by Allied to such plan.  Vesting of benefits
       	 under the plan is phased in over three years.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 1997 (i) the number of shares of Pubco's stock owned, directly or indirectly, by each Director and executive officer of the Company and by all Directors and officers as a group, and (ii) the number of shares of Pubco's stock held by each person who was known by Pubco to beneficially own more than 5% of Pubco's stock:



                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder         Ownership (1)(2)     Class      Ownership (1)(2)     Class      Power

Glenn E. Corlett                  --         --                  --           --         --
Harold L. Inlow                   --         --                  --           --         --
Stephen R. Kalette               166          *              13,759          2.5        1.6
Robert H. Kanner           2,066,894       64.6             514,044         92.8       82.5
William A. Dillingham          3,725          *                  --           --          *
Leo L. Matthews(3)                --         --                  --           --         --
  3830 Kelley Avenue
  Cleveland, OH 44114
All Directors and
  officers as a group      2,070,785       64.7             527,903         95.4       84.1
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

(3) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.


Warrants and Options to Purchase Securities

    No warrants, options or rights to purchase the Company's Common Stock were granted by the Company to, or exercised by, any officer or Director of the Company during 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases a general purpose 312,000 square foot building in Cleveland, Ohio (the "Building") on a triple net basis. The premises are used for executive and administrative facilities, the manufacturing and administrative operations of the Company's printer supplies business and the manufacturing and administrative operations of the Company's construction products business. Pubco subleases a portion of the building to an unrelated party. The annual rental for the Building is approximately $548,700. The Partnership that owns the Building is 80% owned and controlled by Mr. Kanner. Mr. Dillingham, Mr. Kalette and five other individuals have a minority interest in the Partnership.

				PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	  FORM 8-K

    (a)   l.  List of Financial Statements
                                                          Page Number

	  Consolidated Balance Sheets at
	  December 3l, l997 and l996........................   14

	  Consolidated Statements of Operations
	  for each of the three years in the
	  period ended December 3l, l997....................   16

	  Consolidated Statements of Stockholders'
	  Equity for each of the three years in
	  the period ended December 3l, l997................   17

	  Consolidated Statements of Cash Flows
	  for each of the three years in the
	  period ended December 3l, l997....................   18

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

	  3.  List of Exhibits

	  Exhibit
	    No.                        Description

	  10.28 June 30, 1997 (Seventh) Amendment to Credit Facility and Security Agreement dated March 1,
                 1993 between Allied Construction Products, Inc.
                 and KeyBank National Association.

	  10.29 July 11, 1997 (Eighth) Amendment to Credit Facility and Security Agreement dated March 1,
                 1993 between Allied Construction Products, Inc.
                 and KeyBank National Association.

	  10.30 Amended and Restated Master Promissory Note, Pledge and Security Agreement dated November 25,
                 1997, between Pubco Corporation and KeyBank
                 National Association.

	  10.31 Second Amended and Restated Master Promissory Note and Security Agreement dated November 25,
                 1997, between Pubco Corporation and KeyBank
                 National Association for the Buckeye Business
                 Products, Inc. Division.

	  21            Subsidiaries of the Registrant.

	  27            Financial Data Schedules.

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

	  10.21 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank. [Form 10-K for year ended December 31, 1995, Exhibit 10.21]

	  10.22 December 4, 1996 (Sixth) Amendment to Credit Facility and Security Agreement dated March 1,
                 1993 between Allied Construction Products, Inc.
                 and KeyBank National Association. [Form 10-K for year ended December 31, 1996, Exhibit 10.22]

	  10.25 Stock Purchase Agreement between Pubco and Kroy Holding Company. [Form 8-K dated October 20,
                 1997, Exhibit 10.25]

	  10.26 Stock Purchase Agreement between Pubco and Marion and Warren Pollock. [Form 8-K dated October 20,
                 1997, Exhibit 10.26]

	  10.27 Stock Purchase Agreement between Pubco and Quest Equities Corp. [Form 8-K dated October 20, 1997,
                 Exhibit 10.27]


    (b)  Reports on Form 8-K Filed during Fourth Quarter

          Report on Form 8-K dated October 20, 1997 and filed November 3, 1997 reporting the acquisition of Kroy, Inc. and Form 8-KA filed December 29, 1997 with respect to that same acquisition.

SIGNATURES


    Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                				  PUBCO CORPORATION


                                				  By:  /s/ Robert H. Kanner
                          				     ----------------------------------
                                				     Robert H. Kanner,
                                				     Chairman of the Board, President,
                                				     Chief Executive Officer and
                                         Chief Financial Officer


Dated: March 25, l998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:




                                    /s/ Robert H. Kanner
                                   ------------------------------
                                   Robert H. Kanner, Director



                                    /s/ Stephen R. Kalette
                                   ------------------------------
                                   Stephen R. Kalette, Director



                                    /s/ Glenn E. Corlett
                                   ------------------------------
                                   Glenn E. Corlett, Director



                                    /s/ William A. Dillingham
                                   -------------------------------
                                   William A. Dillingham, Director



                                    /s/ Harold L. Inlow
                                   -------------------------------
                                   Harold L. Inlow, Director

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

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 1997         $  269        $   17     $  672 (B)    $   27 (A)       $  931


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

    10.21 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank. [Form 10-K for year ended December 31, 1995, Exhibit 10.21]

    10.22 December 4, 1996 (Sixth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank
                   National Association.[Form 10-K for year ended
                   December 31, 1996, Exhibit 10.22]

    10.25 Stock Purchase Agreement between Pubco and Kroy Holding Company. [Form 8-K dated October 20, 1997,
                   Exhibit 10.25]

    10.26 Stock Purchase Agreement between Pubco and Marion and Warren Pollock. [Form 8-K dated October 20, 1997,
                   Exhibit 10.26]

    10.27 Stock Purchase Agreement between Pubco and Quest Equities Corp. [Form 8-K dated October 20, 1997,
                   Exhibit 10.27]

    10.28 June 30, 1997 (Seventh) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank
                   National Association.

    10.29 July 11, 1997 (Eighth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank
                   National Association.

    10.30 Amended and Restated Master Promissory Note, Pledge and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National
                   Association.

    10.31 Second Amended and Restated Master Promissory Note and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association for the Buckeye Business Products, Inc. Division.

    21             Subsidiaries of the Registrant.

    27             Financial Data Schedules

                            			   EXHIBIT 10.28

                      		      SEVENTH AMENDMENT TO
                      CREDIT FACILITY AND SECURITY AGREEMENT ('Amendment')

     WHEREAS, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (formerly doing business as Allied Steel & Tractor Products, Inc.) (herein called the 'Borrower') and KEY CORPORATE CAPITAL INC., a Michigan corporation (herein referred to as 'Lender') by assignment from KeyBank National Association (formerly known as Society National Bank), a national banking association, entered into a Credit Facility and Security Agreement dated March 1, 1993, which has previously been amended from time to time (as amended, herein called the 'Agreement'), and

     WHEREAS, the Borrower and the Lender have agreed to further amend the Agreement to provide for an extension of the termination date of the line of credit and to acknowledge the assignment by KeyBank National Association all of its interests under the Agreement to Key Corporate Capital Inc.;

     NOW, THEREFORE, for valuable consideration received to their mutual satisfaction, the Borrower and the Lender hereby agree as follows:


     1. The definitions of 'Cash Collateral Account', 'Cash Security', and 'Termination Date' appearing in Section 1.2 of the Agreement are hereby amended by deleting such definitions in their entirety and substituting therefor the following:

	"'Cash Collateral Account' means a commercial Deposit Account designated 'cash collateral account' and maintained by Borrower with KeyBank, without liability by KeyBank to pay interest thereon, from which account Lender shall have the exclusive right to withdraw funds until all Obligations are paid, performed, satisfied, enforced, and observed in full, and with respect to which account Lender shall have a first security interest."

	"'Cash Security' means all cash, Deposit Accounts, Instruments and other cash equivalents, whether matured or unmatured, whether collected or in the process of collection, upon which Borrower presently has or may hereafter have any claim, that are presently or may hereafter be existing or maintained with, issued by, drawn upon or in the possession of Lender or KeyBank."

	"'Termination Date' means September 30, 1997, or such earlier date on which the commitment of the Lender to make Advances pursuant to
	Section 2.1 of this Agreement shall have been terminated pursuant to Sections 10 or 14 of this Agreement."

     2. Section 1.2 of the Agreement is hereby amended by adding the following definitions for 'KeyBank' and 'Lender' in proper alphabetical sequence:

	"'KeyBank' means KeyBank National Association, a national banking association whose principal office is located at 127 Public Square, Cleveland, Ohio 44114-1306."
	"'Lender' means Key Corporate Capital Inc., a Michigan corporation and a subsidiary of KeyBank whose principal office is located at 127 Public Square, Cleveland, Ohio 44114-1306."

     3. Except as otherwise amended hereby, all use of and reference to the defined term 'Bank' set forth in the Agreement shall be amended by deleting such term and inserting the defined term 'Lender' in place thereof.

     4. Section 7(a) of the Agreement is hereby deleted in its entirety, and the following language is inserted in lieu thereof:

	"(a) Prior to exercise by Lender of its rights under Section 10 of this Agreement, and except as provided in Subsection 7(b) of this Agreement, both (i) the lawful collection and enforcement of each of the Borrower's Accounts Receivable and (ii) the lawful receipt and retention by Borrower of all Proceeds of all of its Collateral, including Accounts Receivable and Inventory shall be as Lender's agent. Borrower shall cause all remittances representing collections and Proceeds of Collateral to be mailed or delivered to Borrower's Lock Box Account, to which Lender shall have access for processing such items in accordance with the provisions, terms and conditions of the Lock Box Agreement. All such lawful collections of Borrower's Accounts Receivable and such Proceeds of each Borrower's Accounts Receivable and Inventory which are received by Borrower, shall be remitted daily by Borrower to KeyBank for the benefit of Lender in the form in which they are received by the Borrower, either by mailing or by delivering such collections and Proceeds to KeyBank, appropriately endorsed for deposit in the Cash Collateral Account. Borrower shall not commingle such collections or Proceeds with any of its other funds or property, but shall hold such collections and Proceeds separate and apart therefrom upon an express trust for Lender. Lender may, in its sole discretion, at any time and from time to time, apply all or any portion of the account balance in the Cash Collateral Account as a credit to any Obligations allowing two
	(2) days for collection and clearance of remittances; provided, however, that, in the event the Lender applies any Proceeds from the Cash Collateral Account and such payment includes uncollected funds, Borrower shall incur a charge for those uncollected funds at the rate payable on Advances. If any remittance shall be dishonored, or if, upon final payment, any claim with respect thereto shall be made against Lender on its warranties of collection, Lender may charge the amount of such item against the Cash Collateral Account or any other Deposit Account maintained by the Borrower with Lender or KeyBank, and, in any event, retain same and Borrower's interest therein as additional security for the Obligations. In such event, no allowance is made for collection and clearance. The Lender, and KeyBank at Lender's direction, may, in its sole discretion, release funds from the Cash Collateral Account to Borrower for use in the Borrower's business. The balance in the Cash Collateral Account may be withdrawn by the Borrower upon termination of this Agreement."

     5. The Borrower hereby agrees that it will, contemporaneously with the execution of this Amendment to the Agreement, execute and deliver to the Lender a new Revolving Credit Promissory Note in the form of Exhibit A-2 to replace the Revolving Credit Promissory note currently held and owned by the Lender representing the Borrower's borrowings under the Agreement.

     6. This Amendment shall be effective as of June __, 1997. Except as previously amended or as herein specifically amended, directly or by reference, all of the terms and conditions set forth in the Agreement are confirmed and ratified, and shall remain as originally written. This Amendment shall be construed in accordance with the laws of the State of Ohio, without regard to principles of conflict of laws. The Agreement and all other related loan documents executed in connection with the Agreement shall remain in full force and effect in all respects as if the unpaid balance of the principal outstanding, together with interest accrued thereon, had originally been payable and secured as provided for therein, as amended from time to time and as modified by this Amendment. Nothing herein shall affect or impair any rights and powers which the Lender may have under the Agreement and any and all related loan documents.

     7. In consideration of this Amendment, the Borrower hereby releases and discharges the Lender and its shareholders, directors, officers, employees, attorneys, affiliates and subsidiaries from any and all claims, demands, liability and causes of action whatsoever, now known or unknown, arising prior to the date hereof out of or in any way related to the extension or administration of the Obligations of the Borrower (as defined in the Agreement), the Agreement or any mortgage or security interest related thereto.

     8. For purposes of this Amendment, the terms used in the Agreement shall have the same meaning as used herein unless otherwise defined herein.
 The Borrower and the Lender hereby agree to extend all liens and security interests securing the Obligations, until said Obligations, as modified herein, and any and all related promissory notes have been fully paid. The parties hereto further agree that this Amendment shall in no manner affect or impair the liens and security interests evidenced by the Agreement and/or any other instruments evidencing, securing or related to the Obligations.
 The Borrower hereby acknowledges that all liens and security interests securing the Obligations are valid and subsisting.

     9. The Borrower covenants and agrees (i) to pay the balance of any principal, together with all accrued interest, as specified above in connection with any promissory note executed and evidencing any indebtedness incurred in connection with the Agreement, as modified by this Amendment, and (ii) to perform and observe covenants, agreements, stipulations and conditions on its part to be performed hereunder or under the Agreement and all other related loan documents executed in connection herewith or thereof.

    10. The Borrower hereby declares that the Borrower has no set offs, counterclaims, defenses or other causes of action against the Lender arising out of the Agreement or any related loan documents, and to the extent any such set offs, counterclaims, defenses or other causes of action may exist, whether known or unknown, such items are hereby waived by the Borrower.

    11. This Amendment may be executed in counterparts and all such counterparts shall constitute one agreement binding on all the parties, notwithstanding that the parties are not signatories to the same counterpart.

    12. The Borrower hereby represents and warrants to the Lender that
(a) the Borrower has the legal power and authority to execute and deliver this Amendment; (b) the officials executing this Amendment have been duly authorized to execute and deliver the same and bind the Borrower with respect to the provisions hereof; (c) the execution and delivery hereof by the Borrower and the performance and observance by the Borrower of the provisions hereof do not violate or conflict with the organizational agreements of the Borrower or any law applicable to the Borrower or result in a breech of any provisions of or constitute a default under any other agreement, instrument or document binding upon or enforceable against the Borrower; and (d) this Amendment constitutes a valid and binding obligation upon the Borrower in every respect.

     IN WITNESS WHEREOF, the Borrower and the Lender have caused this Seventh Amendment to the Agreement to be executed by their duly authorized officers as of the ____ day of June, 1997.

KEY CORPORATE CAPITAL INC.,                      ALLIED CONSTRUCTION
 a Michigan corporation, by assignment            PRODUCTS, INC.,
 from KeyBank National Association                a Delaware corporation,
 (formerly known as Society National Bank),       (formerly doing business as
 a national banking association                   Allied Steel & Tractor
                                                  Products, Inc.


By:                                          By:
   ---------------------------------             -----------------------------
Name:                                        Name:
     --------------------------------             ----------------------------
Its:                                         Its:
    --------------------------------             -----------------------------

                             				 EXHIBIT A-2

                 		     REVOLVING CREDIT PROMISSORY NOTE

$4,500,000.00                                                June ___, 1997
                                                            Cleveland, Ohio


     FOR VALUE RECEIVED, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (formerly doing business as Allied Steel & Tractor Products, Inc.) (the "Borrower"), promises to pay to the order of KEY CORPORATE CAPITAL INC. (the "Holder") on September 30, 1997, or sooner as hereinafter provided, the principal amount of Four Million Five Hundred Thousand and no/100 Dollars ($4,500,000.00) or, if less, the aggregate unpaid principal amount from time to time borrowed by the Borrower from the Holder pursuant to the Credit Agreement (hereinafter defined). The unpaid principal balance outstanding on this Revolving Credit Promissory Note from time to time (the "Outstanding Principal Balance") shall be determined by the ledgers and records of the Holder as accurately maintained.

     This Revolving Credit Promissory Note is the "Revolving Note" defined and referred to in, and is entitled to the benefits of, a certain Credit Facility and Security Agreement dated March 1, 1993 (said Credit Facility and Security Agreement as amended and including, as it may be from time to time further amended, restated or otherwise modified, being herein called the "Credit Agreement"), between the Borrower and the Holder, to which reference is hereby made for a statement of the rights of the Holder and the duties and obligations of the Borrower in relation thereto, but neither this reference to the Credit Agreement nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrower to pay the principal of and interest on this Revolving Credit Promissory Note when due.
 Capitalized terms used in this Revolving Credit Promissory Note not defined hereinafter shall have the respective meanings given to such items in the Credit Agreement.

     This Revolving Credit Promissory Note is being executed and delivered in substitution for an existing Revolving Credit Promissory Note executed by Borrower and dated June 30, 1995, and the execution and delivery of this Revolving Credit Promissory Note shall not constitute a novation and shall not terminate or otherwise affect the first lien and security interest of the Holder in Borrower's property.

     The Outstanding Principal Balance of this Revolving Credit Promissory Note shall bear interest from and including the date hereof until the date of payment in full at the rate per annum as set forth in the Credit Agreement. All interest on this Revolving Credit Promissory Note shall be paid in accordance with the terms of the Credit Agreement. Interest shall be computed on the basis of a year of 360 days for the actual number of days elapsed. All unpaid principal and interest on this Revolving Credit Promissory Note shall be due on the maturity date hereof as set forth in the Credit Agreement.

     Reference is hereby made to the Credit Agreement which contains provisions for the acceleration of the maturity hereof upon the happening of certain stated events and for mandatory prepayments and voluntary prepayments hereon. The term "Holder" includes the successors and assigns of Holder.

     This Revolving Credit Promissory Note is secured by collateral assigned, pledged or granted to the Holder; reference is made to the Credit Agreement and the documents and instruments assigning, pledging or granting said collateral for a description of the Holder's rights with respect thereto.

     Payment of the principal of and interest on this Revolving Credit Promissory Note shall be made in lawful money of the United States of America, by federal funds wire transfer to the main office of Holder, 127 Public Square, Cleveland, Ohio 44114-1306, or at such other place or in such other manner of payment as Holder or any subsequent holder hereof shall have designated to the Borrower in writing.

     The Borrower waives demand, presentment for payment, notice of dishonor, protest, and notice of protest and diligence in collection and bringing suit and agrees that Holder may extend the time for payment, accept partial payment, take security therefor, or exchange or release any collateral, without discharging or releasing the Borrower.

     This Revolving Credit Promissory Note was executed in Cleveland, Cuyahoga County, Ohio. The construction, validity, and enforceability of this Revolving Credit Promissory Note shall be governed by the laws of the State of Ohio.

     The Borrower authorizes any attorney at law to appear before any court of record, state or federal, in the county where this Revolving Credit Promissory Note was executed or where the Borrower resides or may be found, after the unpaid principal balance of this Revolving Credit Promissory Note becomes due, either by lapse of time or by operation of any provision for acceleration of maturity contained in the Credit Agreement, and waive the issuance and service of process, admit the maturity of this Revolving Credit Promissory Note, by reason of acceleration or otherwise, and confess judgment against the Borrower in favor of the holder of this Revolving Credit Promissory Note for the amount then appearing due on this Revolving Credit Promissory Note, together with interest thereon and costs of suit, and thereupon to release all errors and to waive all rights of appeal and stay of execution. The foregoing warrant of attorney shall survive any judgment and may be used from time to time without exhausting the right to further use the warrant of attorney and, if any judgment be vacated for any reason, the holder of this Revolving Credit Promissory Note nevertheless may use the foregoing warrant of attorney to obtain an additional judgment or judgments against the Borrower. Borrower agrees that the holder's attorney may confess judgment pursuant to the foregoing warrant of attorney. Borrowers further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the holder.

WARNING--BY SIGNING THIS PAPER YOU GIVE US YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME, A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.


				    ALLIED CONSTRUCTION PRODUCTS,
				     INC., a Delaware corporation,
				     (formerly doing business as Allied
				     Steel & Tractor Products, Inc.)



                                    By:________________________________

                                    Name:______________________________

                                    Title:_____________________________

                                EXHIBIT 10.29

                           EIGHTH AMENDMENT TO
             CREDIT FACILITY AND SECURITY AGREEMENT ('Amendment')


     WHEREAS, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (herein called the "Borrower") and KEY CORPORATE CAPITAL INC., a Michigan corporation (herein referred to as the "Lender") by assignment from KeyBank National Association (formerly known as Society National Bank), a national banking association, entered into a Credit Facility and Security Agreement dated March 1, 1993, which has previously been amended from time to time (as amended, herein called the "Agreement"), and

     WHEREAS, the Borrower and the Lender have agreed to further amend the Agreement;

     NOW, THEREFORE, for valuable consideration received to their mutual satisfaction, the Borrower and the Lender hereby agree as follows:


     1. The definitions of "Borrowing Base", "Discontinued Inventory" and "Termination Date" appearing in Section 1.2 of the Agreement are hereby amended by deleting such definitions in their entirety and substituting therefor the following:

	"'Borrowing Base' means an amount not in excess of the sum of the following:

	    (a) seventy-five percent (75%) of the amount due and owing on Eligible Accounts Receivable, plus

	    (b) seventy-five percent (75%) of the amount due and owing on the sum of Eligible Notes Receivable and Eligible Dating Receivables, plus

	    (c) fifty percent (50%) of the cost on a first-in, first-out inventory cost basis or market value (whichever is lower) of: (i) Borrower's Eligible Parts Inventory during the preceding month; and
         (ii) Borrower's Eligible Finished Goods Inventory, less

	    (d) Ineligible FFC Receivables in the form of an availability block against the Borrowing Base for such amount, less

	    (e) any outstanding Letters of Credit."

	"'Discontinued Inventory' means any Inventory which is discontinued or obsolete Inventory which has been specifically identified to Bank as Discontinued Inventory in Exhibit N attached hereto."

	"'Termination Date' means June 30, 1999, or such earlier date on which the commitment of the Lender to make Advances pursuant to
	Section 2.1 of this Agreement shall have been terminated pursuant to Sections 10 or 14 of this Agreement."

     2. The second line of the first paragraph of the definition of "Eligible Finished Goods Inventory" appearing in Section 1.2 of the Agreement is hereby amended by deleting the words "two times" and substituting therefore the following: "one time," the foregoing with respect to the minimum number of times each year such inventory may turnover.

     3. The third line of the first paragraph of the definition of "Eligible Parts Inventory" appearing in Section 1.2 of the Agreement is hereby amended by deleting the words "but less than two times per year."

     4. The first sentence of Section 2.1(a) of the Agreement is hereby amended by deleting the amount "Four Million Five Hundred Thousand Dollars ($4,500,000.00)" and substituting therefore the following amount: "Three Million Dollars ($3,000,000.00)," the foregoing with respect to the dollar amount of the revolving credit facility approved for the Borrower by the Bank.

     5. The second sentence of Section 2.1(a) of the Agreement is hereby amended by deleting the amount: "Two Hundred Fifty Thousand Dollars ($250,000.00)" and substituting therefore the following amount "One Million Dollars ($1,000,000.00)," the foregoing with respect to the maximum dollar amount of issued and outstanding Letters of Credit approved for the Borrower by the Bank.

     6. The last sentence of Section 2.4(b) of the Agreement is hereby deleted in its entirety and the following sentence is substituted in place thereof: "In addition, Borrower shall pay a monthly Collateral monitoring fee in the amount of $150.00 per month in arrears on the first day of each month."

     7. Section 5.10 of the Agreement shall be amended to read as follows:

	"5.10 Cash Flow. Borrower shall at all times maintain a Cash Flow Coverage Ratio of at least 1.05 to 1.0 calculated at the end of the fiscal period of Borrower ending closest to the end of each calendar quarter based upon a cumulative year calculation."

     8. Section 6.4(d) of the Agreement is hereby amended by deleting such section in its entirety and substituting the following in place thereof:

	"(d) pay or declare dividends in any fiscal year (except the following: (i) payments pursuant to a tax sharing agreement with Pubco Corporation, successor in interest to Brooks Management Company, in form and substance acceptable to Lender, so long as the amount paid is equivalent to the amount that would have been paid by Borrower in taxes, if Borrower had filed a separate return, and/or (ii) dividends declared by Borrower, provided that no Event of Default would exist following the payment of such dividends.)"

     9. The fifth sentence of Section 7(a) of the Agreement is hereby amended by deleting the number "two (2)" and substituting therefore the number "one (1)," the foregoing with respect to the number of hold days required by the Bank for collection and clearance of remittances.

    10. The Borrower hereby agrees that it will, contemporaneously with the execution of this Amendment to the Agreement, execute and deliver to the Lender a new Revolving Credit Promissory Note in the form of Exhibit A-3 to replace the Revolving Credit Promissory Note currently held and owned by the Lender representing the Borrower's borrowings under the Agreement. Lender agrees to promptly return to Borrower the previously executed Revolving Credit Promissory Note.

    11. This Amendment shall be effective as of July __, 1997. Except as previously amended or as herein specifically amended, directly or by reference, all of the terms and conditions set forth in the Agreement are confirmed and ratified, and shall remain as originally written. This Amendment shall be construed in accordance with the laws of the State of Ohio, without regard to principles of conflict of laws. The Agreement and all other related loan documents executed in connection with the Agreement shall remain in full force and effect in all respects as if the unpaid balance of the principal outstanding, together with interest accrued thereon, had originally been payable and secured as provided for therein, as amended from time to time and as modified by this Amendment. Nothing herein shall affect or impair any rights and powers which the Lender may have under the Agreement and any and all related loan documents.

    12. In consideration of this Amendment, the Borrower hereby releases and discharges the Lender and its shareholders, directors, officers, employees, attorneys, affiliates and subsidiaries from any and all claims, demands, liability and causes of action whatsoever, now known or unknown, arising prior to the date hereof out of or in any way related to the extension or administration of the Obligations of the Borrower (as defined in the Agreement), the Agreement or any mortgage or security interest related thereto.

    13. For purposes of this Amendment, the terms used in the Agreement shall have the same meaning as used herein unless otherwise defined herein.
 The Borrower and the Lender hereby agree to extend all liens and security interests securing the Obligations, until said Obligations, as modified herein, and any and all related promissory notes have been fully paid. The parties hereto further agree that this Amendment shall in no manner affect or impair the liens and security interests evidenced by the Agreement and/or any other instruments evidencing, securing or related to the Obligations.
 The Borrower hereby acknowledges that all liens and security interests securing the Obligations are valid and subsisting.

    14. The Borrower covenants and agrees (i) to pay the balance of any principal, together with all accrued interest, as specified above in connection with any promissory note executed and evidencing any indebtedness incurred in connection with the Agreement, as modified by this Amendment, and (ii) to perform and observe covenants, agreements, stipulations and conditions on its part to be performed hereunder or under the Agreement and all other related loan documents executed in connection herewith or thereof.

    15. The Borrower hereby declares that the Borrower has no set offs, counterclaims, defenses or other causes of action against the Lender arising out of the Agreement or any related loan documents, and to the extent any such set offs, counterclaims, defenses or other causes of action may exist, whether known or unknown, such items are hereby waived by the Borrower.

    16. This Amendment may be executed in counterparts and all such counterparts shall constitute one agreement binding on all the parties, notwithstanding that the parties are not signatories to the same counterpart.

    17. The Borrower hereby represents and warrants to the Lender that
(a) the Borrower has the legal power and authority to execute and deliver this Amendment; (b) the officials executing this Amendment have been duly authorized to execute and deliver the same and bind the Borrower with respect to the provisions hereof; (c) the execution and delivery hereof by the Borrower and the performance and observance by the Borrower of the provisions hereof do not violate or conflict with the organizational agreements of the Borrower or any law applicable to the Borrower or result in a breech of any provisions of or constitute a default under any other agreement, instrument or document binding upon or enforceable against the Borrower; and (d) this Amendment constitutes a valid and binding obligation upon the Borrower in every respect.

   18. In consideration for entering into this Amendment, Borrower agrees to pay Lender a renewal fee of One Thousand Dollars ($1,000.00) payable on the date hereof. The Borrower further agrees to reimburse Lender for any and all out-of-pocket costs, fees and expenses incurred in connection with this Amendment, including, without limitation, attorney's fees, provided, however, that the Borrower's responsibility for such attorney's fees shall not exceed One Thousand Five Hundred Dollars ($1,500.00) in connection with this Eighth Amendment to the Agreement.

     IN WITNESS WHEREOF, the Borrower and the Lender have caused this Eighth Amendment to the Agreement to be executed by their duly authorized officers as of the ____ day of July, 1997.

KEY CORPORATE CAPITAL INC.,                      ALLIED CONSTRUCTION
 a Michigan corporation, by assignment            PRODUCTS, INC.,
 from KeyBank National Association                a Delaware corporation,
 (formerly known as Society National Bank),       (formerly doing business as
 a national banking association                   Allied Steel & Tractor
                                                  Products, Inc.


By:                                          By:
   ---------------------------------             -----------------------------
Name:                                        Name:
     --------------------------------             ----------------------------
Its:                                         Its:
    --------------------------------             -----------------------------

                                          And By:
                                                 -----------------------------
                                            Name:
                                                 -----------------------------
                                             Its:
                                                 -----------------------------

                         			      EXHIBIT A-3

                 		    REVOLVING CREDIT PROMISSORY NOTE

$3,000,000.00                                                 July ___, 1997
                                                             Cleveland, Ohio


     FOR VALUE RECEIVED, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (the "Borrower"), promises to pay to the order of KEY CORPORATE CAPITAL INC. (the "Holder") on June 30, 1999, or sooner as hereinafter provided, the principal amount of Three Million and no/100 Dollars ($3,000,000.00) or, if less, the aggregate unpaid principal amount from time to time borrowed by the Borrower from the Holder pursuant to the Credit Agreement (hereinafter defined). The unpaid principal balance outstanding on this Revolving Credit Promissory Note from time to time (the "Outstanding Principal Balance") shall be determined by the ledgers and records of the Holder as accurately maintained.

     This Revolving Credit Promissory Note is the "Revolving Note" defined and referred to in, and is entitled to the benefits of, a certain Credit Facility and Security Agreement dated March 1, 1993 (said Credit Facility and Security Agreement as amended and including, as it may be from time to time further amended, restated or otherwise modified, being herein called the "Credit Agreement"), between the Borrower and the Holder, to which reference is hereby made for a statement of the rights of the Holder and the duties and obligations of the Borrower in relation thereto, but neither this reference to the Credit Agreement nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrower to pay the principal of and interest on this Revolving Credit Promissory Note when due.
 Capitalized terms used in this Revolving Credit Promissory Note not defined hereinafter shall have the respective meanings given to such items in the Credit Agreement.

     This Revolving Credit Promissory Note is being executed and delivered in substitution for an existing Revolving Credit Promissory Note executed by Borrower and dated June 30, 1997, and the execution and delivery of this Revolving Credit Promissory Note shall not constitute a novation and shall not terminate or otherwise affect the first lien and security interest of the Holder in Borrower's property.

     The Outstanding Principal Balance of this Revolving Credit Promissory Note shall bear interest from and including the date hereof until the date of payment in full at the rate per annum as set forth in the Credit Agreement. All interest on this Revolving Credit Promissory Note shall be paid in accordance with the terms of the Credit Agreement. Interest shall be computed on the basis of a year of 360 days for the actual number of days elapsed. All unpaid principal and interest on this Revolving Credit Promissory Note shall be due on the maturity date hereof as set forth in the Credit Agreement.

     Reference is hereby made to the Credit Agreement which contains provisions for the acceleration of the maturity hereof upon the happening of certain stated events and for mandatory prepayments and voluntary prepayments hereon. The term "Holder" includes the successors and assigns of Holder.

     This Revolving Credit Promissory Note is secured by collateral assigned, pledged or granted to the Holder; reference is made to the Credit Agreement and the documents and instruments assigning, pledging or granting said collateral for a description of the Holder's rights with respect thereto.

     Payment of the principal of and interest on this Revolving Credit Promissory Note shall be made in lawful money of the United States of America, by federal funds wire transfer to the main office of Holder, 127 Public Square, Cleveland, Ohio 44114-1306, or at such other place or in such other manner of payment as Holder or any subsequent holder hereof shall have designated to the Borrower in writing.

     The Borrower waives demand, presentment for payment, notice of dishonor, protest, and notice of protest and diligence in collection and bringing suit and agrees that Holder may extend the time for payment, accept partial payment, take security therefor, or exchange or release any collateral, without discharging or releasing the Borrower.

     This Revolving Credit Promissory Note was executed in Cleveland, Cuyahoga County, Ohio. The construction, validity, and enforceability of this Revolving Credit Promissory Note shall be governed by the laws of the State of Ohio.

     The Borrower authorizes any attorney at law to appear before any court of record, state or federal, in the county where this Revolving Credit Promissory Note was executed or where the Borrower resides or may be found, after the unpaid principal balance of this Revolving Credit Promissory Note becomes due, either by lapse of time or by operation of any provision for acceleration of maturity contained in the Credit Agreement, and waive the issuance and service of process, admit the maturity of this Revolving Credit Promissory Note, by reason of acceleration or otherwise, and confess judgment against the Borrower in favor of the holder of this Revolving Credit Promissory Note for the amount then appearing due on this Revolving Credit Promissory Note, together with interest thereon and costs of suit, and thereupon to release all errors and to waive all rights of appeal and stay of execution. The foregoing warrant of attorney shall survive any judgment and may be used from time to time without exhausting the right to further use the warrant of attorney and, if any judgment be vacated for any reason, the holder of this Revolving Credit Promissory Note nevertheless may use the foregoing warrant of attorney to obtain an additional judgment or judgments against the Borrower. Borrower agrees that the holder's attorney may confess judgment pursuant to the foregoing warrant of attorney. Borrowers further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the holder.

WARNING: BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME, A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

        ALLIED CONSTRUCTION PRODUCTS,
         INC., a Delaware corporation,
         (formerly doing business as Allied
         Steel & Tractor Products, Inc.)


         By:
            -----------------------------------
       Name:
            -----------------------------------
      Title:
            -----------------------------------


     And By:
            -----------------------------------
       Name:
            -----------------------------------
        Its:
            -----------------------------------

                      			       EXHIBIT 10.30

                             AMENDED & RESTATED
                 		    MASTER PROMISSORY NOTE ('NOTE')


$10,000,000.00                       Cleveland, Ohio, ____________, 1997

     Company promises to pay to the order of Lender at any of its offices the principal amount of each Advance, together with interest on the daily principal balance of such Advance at a rate per annum equal to the Interest Rate applicable to such Advance. The principal amount of each Advance shall be due and payable on the Maturity Date applicable to such Advance. Accrued interest on each LIBOR Advance shall be due and payable on the Maturity Date applicable to such Advance. Accrued interest on each Prime Advance shall be due and payable on the ___ day of each month. During any Event of Default, the daily principal balance of each Advance shall bear interest at a rate per annum equal to the Default Interest Rate. Except during any Event of Default, no LIBOR Advance may be repaid prior to its Maturity Date.

     This note shall serve as a master note to evidence all Advances; provided, however, that the aggregate unpaid principal amount of all Advances shall not at any one time outstanding exceed the lesser of the amount specified in the Line Facility or forty percent (40%) of the value of the Collateral. This note shall also evidence the obligation of Company to repay to Lender all Obligations related to the issuance by Lender of Letters of Credit in the aggregate amount of up to Three Million Dollars ($3,000,000.00) provided that the aggregate amount of issued Letters of Credit and Advances, all as further described in the Financing Commitment, shall not exceed Ten Million Dollars. In the absence of clear and convincing evidence established by Company to the contrary, Lender's records as to (a) the principal amount, the Maturity Date, and the Interest Rate applicable to each Advance, (b) each payment of principal and interest received by Lender applicable to each Advance, and (c) payment of any Letter of Credit shall be conclusively deemed to be accurate.

     For each payment of principal or interest not received by Lender when due, the Company agrees to pay Lender a late charge equal to the greater of ten percent (10%) of the amount of the payment or One Hundred Dollars ($100.00).

     This Note is being executed and delivered as an amendment to and restatement of an existing Master Promissory Note dated October 3, 1996 and the execution and delivery of this Note shall not constitute a novation and shall not terminate or otherwise affect the rights of Lender in the Collateral. This Note is secured by the provisions of that certain Pledge and Security Agreement of even date herewith

     Company shall pay Lender commitment fee computed at a rate one-fourth of one percent (1/4 of 1 %) per annum (calculated on the basis of a year of 360 days for the actual number of days elapsed) on the average daily unused amount of the commitment of the Lender to make the Advances or issue Letters of Credit hereunder during the period from the date of this Note to the Maturity Date, payable starting on _______________, 1997, and continuing quarter annually thereafter, and on the Maturity Date, with respect to the portion of such preceding period as to which such fee has accrued and remains unpaid.

     Company waives presentment, demand, notice, protest, and all other demands and notices in connection with delivery, acceptance, performance, default, or enforcement of this note. Any request, demand, or notice by or on behalf of Lender, when delivered or deposited for delivery, postage prepaid, by certified United States mail to Company at Company's address set forth below shall constitute, but shall not preclude other means of, an effective request, demand, or notice. Any request, demand, or notice by or on behalf of Company must be in writing and shall not be effective until delivered to Lender at Lender's address set forth below.

     At the option of Lender during any Event of Default, all Obligations shall become immediately due and payable, Lender may terminate the Line Facility (including, without limitation, any obligation of Lender to make any further Advances), and Lender may require KeyBank to apply or setoff any Cash Security against all Obligations and pay such amounts to Lender, all without any notice to or demand upon Company, in addition to any other rights and remedies Lender may have pursuant to law, this Note, or any other instruments or agreements, which rights and remedies shall be cumulative. If during any Event of Default any LIBOR Advance becomes due and payable and is repaid prior to its Maturity Date, Company also promises to reimburse Lender on demand for any resulting loss, cost, or expense incurred by Lender as a result of Company's repayment of such Advance prior to its Maturity Date including, without limitation, any loss incurred in obtaining, liquidating, or employing deposits from third parties, but excluding loss of margin for the period after any such payment. If, because of the introduction of or any change in, or because of any judicial, administrative, or other governmental interpretation of, any law or regulation, there shall be any increase in the cost to Lender of making, funding, maintaining, or allocating capital to any LIBOR Advance, then Company shall, from time to time upon demand by Lender, pay to Lender additional amounts sufficient to compensate Lender for such increased cost. If, because of the introduction of or any change in, or because of any judicial, administrative, or other governmental interpretation of, any law or regulation, it becomes unlawful for Lender to make, fund, or maintain any LIBOR Advance, then Lender's obligation to make, fund, or maintain any LIBOR Advance shall terminate and each affected outstanding LIBOR Advance shall be converted to a Prime Advance on the earlier of the applicable Maturity Date for each such Advance or the date the making, funding, or maintaining of each such Advance becomes unlawful.

     All provisions hereof shall be subject to, governed by, and construed in accordance with Ohio law. Unenforceability of any provision hereof or any application of any provision hereof shall not affect the enforceability of any other provision or application of any provision. Any amendment or waiver hereof or any waiver of any right or remedy otherwise available must be in writing and signed by the party against whom enforcement of the amendment or waiver is sought. After all Obligations evidenced by this note become due and payable, any attorney-at-law is irrevocably authorized to (a) appear for Company in any state or federal court of record, (b) waive the issuance and service of process, all errors, and all rights of appeal and stay of execution, and (c) confess judgment against Company in favor of Lender for the principal balance of this note, the amount of all unpaid accrued interest, the amount of all costs of suit, and the amount of a reasonable attorney's fee. These authorizations shall survive any judgment(s) and any vacation of any judgment(s). Company agrees that the Lender's attorney may confess judgment pursuant to the foregoing warrant of attorney. Company further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the Lender.

For the purposes of this Note:

     "Advance" means any loan advance made by Lender to Company pursuant to the Line Facility;

     "Business Day" means a day of the year on which National Banking Associations are not required or authorized to close in Cleveland, Ohio and, if the applicable Business Day relates to any LIBOR Advance, on which dealings are carried on in the London interbank eurodollar market;

     "Company" means the undersigned and its successors and assigns; provided, however, that Company may not assign or otherwise transfer any of its rights under this note without the express written consent of Lender;

     "Cash Flow Coverage Ratio" means (i) the sum of Company's net income (after taxes paid in cash), plus depreciation, plus amortization, plus interest expense to (ii) the sum of Company's current portion of long term debt, plus capitalized lease payment, plus capital expenditures, plus interest expense, plus dividends. The Cash Flow Coverage Ratio shall be calculated on a quarterly basis.

     "Cash Security" means any present or future (a) money in the possession of Lender or KeyBank in which Company has or may have any right, title, or interest, (b) Deposit Account maintained with KeyBank in which Company has or may have any right, title or interest, or (c) Instrument or General Intangible issued or assumed by Lender or KeyBank in which Company has or may have any right, title, or interest;

     "Collateral" means the custodial account at Key Trust Company of Ohio known as Account No. 20-10-200-1123440 and the securities therein which are covered by the Pledge and Security Agreement given by Company to KeyBank of even date herewith ("Security Agreement").

     "Debt to Worth Ratio" means the ratio of (i) Company's Total
     Indebtedness, minus Subordinated Debt to (ii) Company's total equity plus Subordinated Debt, minus related party advances, minus intangible assets. The Debt to Worth Ratio shall be calculated on a quarterly basis;

     "Default Interest Rate" means that floating rate per annum
     (calculated on the basis of a year of 360 days for the actual number of days elapsed) equal to the greater of three percent (3%) in excess of the Prime Rate, which rate shall be immediately adjusted to correspond with each change in the Prime Rate, or sixteen percent (16%);

     "Deposit Account" shall be defined as set forth in Article 9 of the UCC;

     "Event of Default" means any of the following events or conditions:
     (a) any Obligation evidenced by this Note, the Line Facility or any Letter of Credit is not paid when such Obligation becomes due and payable; (b) any Obligation not evidenced by this note or the Line Facility is not paid when (or within any applicable grace period after) such Obligation becomes due and payable; (c) any material representation, warranty, certification, financial statement, loan application, information, or record made, furnished, or made available to Lender by or on behalf of Company in connection with any Obligation is inaccurate or misleading in any material respect when made, furnished, or made available; (d) any material provision of any documentation evidencing, securing, or otherwise relating to any Obligation is breached; (e) Company (1) is adjudicated by any court in any jurisdiction to be insolvent, (2) ceases, is unable, or admits in writing the inability to generally pay its debts as they become due, (3) makes any general assignment for the benefit of its creditors, (4) applies for or consents to the appointment of or the taking of possession by any receiver, custodian, trustee, liquidator, or similar representative of or for it or of or for any material part of its property, or (5) commences or consents to the commencement of any case or proceeding with respect to it or any material amount of its property pursuant to any Insolvency Law; (f) any case or proceeding pursuant to any Insolvency Law is commenced against or with respect to Company or any material amount of its property without its consent which is not dismissed or stayed within 30 days after its commencement; or (g) any judgment, attachment, execution, or similar process aggregating in excess of $1,000,000 is rendered, issued, or levied against Company or any material amount of its property and is not fully satisfied, released, vacated, or bonded within 30 days after its rendering, issue, or levy, or (h) Company creates, grants, or permits to exist any lien encumbrance, or claim on the Collateral, other than as created by the Pledge and Security Agreement and either (i) the Collateral does not equal or exceed in fair market value 200% of the outstanding principal balance of this Note, or (ii) any such liens, encumbrances or claims aggregate in excess of $500,000.

     "Financing Commitment" shall mean that certain Financing Commitment issued by Lender to Company dated _______________, 1997.

     "General Intangible" shall be defined as set forth in Article 9 of the UCC;

     "Insolvency Law" means any reorganization, arrangement, composition, or readjustment of debts, bankruptcy, insolvency, dissolution, liquidation, receivership, trusteeship, or similar law of any state or the United States;

     "Instrument" shall be defined as set forth in Article 9 of the UCC;

     "Interest Rate" means (a) as to any Prime Advance, that floating rate per annum (calculated on the basis of a year of 360 days for the actual number of days elapsed) equal to the Prime Rate, which rate shall be immediately adjusted to correspond with each change in the Prime Rate, and (b) as to any LIBOR Advance, that fixed rate per annum (calculated on the basis of a year of 360 days for the actual number of days elapsed) equal to one and one-half percent (1.50%) in excess of the Reserve Adjusted LIBOR Rate;

     "KeyBank" means KeyBank National Association, a national banking association whose principal office is located at 127 Public Square, Cleveland, Ohio 44114;

     "Lender" shall mean Key Corporate Capital Inc., a Michigan corporation and a subsidiary of KeyBank whose principal office is located at 127 Public Square, Cleveland, Ohio 44114;

     "Letter of Credit" means any outstanding letter of credit issued by Lender on the account of Company;

     "LIBOR Advance" means any Advance that bears interest determined with reference to the Reserve Adjusted LIBOR Rate;

     "Libor Reserve Requirements" means, for any Libor Advance, the maximum reserves (whether basic, supplemental, marginal, emergency, or otherwise) prescribed by the Board of Governors of the Federal Reserve System (or any successor) with respect to liabilities or assets consisting of or including "Eurocurrency liabilities" (as defined in Regulation D of the Board of Governors of the Federal Reserve System) having a term equal to the term of such Advance;

    "Line Facility" means the revolving credit and letter of credit facility held available by Lender for Company evidenced by a letter agreement dated November ___, 1997 and Financing Commitment attached thereto, and this note, together with all extensions, renewals, amendments, restatements, and substitutions thereof;

    "Maturity Date" means the earlier of (a) the date all Obligations evidenced by this note become due and payable or (b) (1) with respect to any Prime Advance, April 30, 2000, and (2) with respect to any LIBOR Advance, the earlier of (i) April 30, 2000 or (ii) the date selected by Company that ends thirty, sixty, ninety or one hundred eighty days after the date of the making of such Advance;

     "Obligations" means any present or future obligation, indebtedness, or liability of Company owed to Lender of whatever kind and however evidenced, together with all extensions, renewals, amendments, restatements and substitutions thereof or therefor (including, without limitation, any evidenced by this note or the Line Facility or by any Letter of Credit);

     "Prime Advance" means any Advance that bears interest determined with reference to the Prime Rate:

     "Prime Rate" means that interest rate established from time to time by Lender as Lender's Prime Rate, whether or not such rate is publicly announced. The Prime Rate may not be the lowest interest rate charged by Lender for commercial or other extensions of credit;

     "Reserve Adjusted LIBOR Rate" means, with respect to any LIBOR Advance, the rate per annum (rounded upwards to the next higher whole multiple of 1/16% if such rate is not such a multiple) equal to the quotient of (a) the rate per annum (rounded upwards to the next higher whole multiple of 1/16% if such rate is not such a multiple) at which deposits in United States dollars are offered at 11:00 a.m. (London, England time) (or as soon thereafter as is reasonably practicable) by prime banks in the London interbank eurodollar market 2 Business Days prior to the day such Advance is made in an amount and with a maturity comparable to the amount and maturity of such Advance, divided by (b) a number equal to 1.00 minus the aggregate (without duplication) of the rates (expressed as a decimal fraction) of the LIBOR Reserve Requirements current on the date 2 Business Days prior to the day such Advance is made;

     "Senior Debt to Cash Flow Ratio" means the ratio of (i) Company's Obligations and any liabilities incurred under capitalized leases, to
     (ii) the sum of Company's net income (after taxes paid in cash), plus depreciation, plus amortization, plus interest expense. The Senior Debt to Cash Flow Ratio shall be calculated on a quarterly basis;

     "Subordinated Debt" shall mean Indebtedness of a Person which is subordinated, in a manner satisfactory to the Lender, to all Indebtedness owing to the Lender;

     "Total Indebtedness" shall mean the total of all items of indebtedness or liability which in accordance with generally accepted accounting principles would be included in determining total liabilities on the liability side of the balance sheet as of the date of determination;

     "UCC" means the Ohio Uniform Commercial Code, as amended.

     Company, to the extent permitted by law, waives any right to have a jury participate in resolving any dispute, whether sounding in contract, tort, or otherwise, between Lender and Company arising out of, in connection with, related to, or incidental to the relationship established between Company and Lender in connection with this note or any other agreement, instrument or document executed or delivered in connection therewith or the transactions related thereto. This waiver shall not in any way affect, waive, limit, amend or modify Lender's ability to pursue remedies pursuant to any confession of judgment or cognovit provision contained in this note, or any other agreement, instrument or document related thereto.


WARNING: BY SIGNING THIS PAPER. YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS. FAULTY GOODS. FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT. OR ANY OTHER CAUSE.

                             COMPANY:        PUBCO CORPORATION

                                  By:
                                     --------------------------
                               Title:
                                     --------------------------

                                 And:
                                     --------------------------
                               Title:
                                     --------------------------

                             ADDRESS:        3830 Kelly Avenue
                                             Cleveland, Ohio 44114

            		       PLEDGE AND SECURITY AGREEMENT


     This PLEDGE AND SECURITY AGREEMENT, entered into as of
_______________, 1997, by and between the PUBCO CORPORATION (herein called the "Pledgor") and KEY CORPORATE CAPITAL INC., a Michigan corporation having an office at Cleveland, Ohio (herein called the "Lender");

			   W I T N E S S E T H:

     In consideration of and in order to induce the Lender, at any time and from time to time, at its option, to grant the Liabilities (as herein defined) to Pledgor, and in further consideration of the mutual covenants herein contained, the parties hereto agree as follows:

                             SECTION ONE

                             THE PLEDGE

     As security for the payment of the Liabilities, the Pledgor hereby grants Lender a security interest in and pledges, assigns and sets over to the Lender the Collateral (as herein defined), and in particular the items listed in Exhibit A attached hereto and made a part hereof. Lender shall not perfect the security interest pledged herein until and unless an Event of Default (as defined therein) has occurred in the Liabilities or a breach has occurred in any of the Loan Covenants contained in the Financing Commitment, as may be amended from time to time.

     The Pledgor will pledge and set over to the Lender, as further security hereunder, any additional securities as and when acquired by the Pledgor.

                              SECTION TWO

                         TERMS AND AGREEMENTS

     Section 2.1. Definitions. The following terms, when used herein, shall have the meanings stated.

     (a) "Collateral" shall include any and all securities or other property hereby or at any time hereafter pledged with the Lender by the Pledgor and any replacement and proceeds thereof; and

     (b) "Liabilities" shall mean loans in the maximum principal amount of Ten Million Dollars ($10,000,000) made by Lender to Pledgor, which loans are evidenced by an Amended and Restated Master Promissory Note of Pledgor dated _______________, 1997, and any renewals, or rearrangements of the above as the Lender and Pledgor may make.

     (c) "Account" shall mean custodial account number 20-10-200-1123440 in which the collateral is held by Key Trust Company of Ohio, National Association.

     (d) "Financing Commitment" shall mean that Financing Commitment issued by Lender to Borrower and dated _______________, 1997.

     Section 2.2. Warranty. The Pledgor warrants that the Pledgor is the sole owner of the Collateral; that the Pledgor has full power and authority to pledge the same; that all the securities comprised in the Collateral are validly issued, fully paid and nonassessable; that the Collateral is, and during the term hereof will remain, free and clear of al liens, charges, encumbrances, pledges, assignments or transfers of any interest therein or thereto (other than to the Lender or as permitted in the Promissory Note) and the Pledgor warrants and will defend the Collateral against the claims and demands of all persons whomsoever.

     Section 2.3. Possession of Securities. The Pledgor warrants that possession of all certificated securities comprising the Collateral pledged hereby are in the possession of Key Trust Company of Ohio, National Association ("Custodian") and held by Custodian for safekeeping as custodian and registered in the name of Custodian for the benefit of Pledgor and all book entry securities comprising the Collateral are registered in the name of Custodian.

     Section 2.4. Execution of Instruments. Pledgor shall execute such instruments as Lender may request in order to assign or endorse to Lender or its order the title to all the Collateral and will pay the transfer tax or execute such exemption certificates with respect to such taxes as Lender may determine are required with respect to any such transfer.

     Section 2.5. Discharge of Pledge. If the whole amount of the principal of, premium (if any) and interest on, the Liabilities shall have been paid in full and the Lender shall not then have outstanding any obligation to extend credit to, or acquire the obligations of, the Pledgor, then, and in that event, all rights and interests assigned and pledged hereby or pursuant hereto by the Pledgor shall revert to the Pledgor and the right, title and interest of the Lender therein shall cease, determine and be void and the Collateral belonging to the Pledgor shall be free and clear of Lender's lien, and notice of such event shall be given by Lender to Pledgor and Custodian.

     Section 2.6. Acknowledgment of Custodian. At such time as set forth in the letter agreement dated _______________, 1997, between Lender and Pledgor, Pledgor shall have delivered to Lender an acknowledgment by Custodian of the Pledge or security interest granted hereby and Custodian's agreement to have said Pledge noted in its records, and to only release the Collateral pursuant to the terms hereof, all in form and substance acceptable to Lender.

     Section 2.7. Reporting. At least once each month no later than the fifteenth (15th) day of each month, Lender shall receive a list of the assets held by Custodian as Collateral hereunder.

                            SECTION THREE

                          RIGHTS OF PLEDGOR

     Section 3.1.  Rights of the Pledgor Prior to Default.  So long as
(i) the Collateral has a fair market value at least equal to 200% of the outstanding principal balance of the Liabilities, (ii) the principal balance of the Liabilities has not become due and payable, (iii) the interest on the Liabilities is not past due, and (iv) the Pledgor has not become insolvent, but not thereafter, the Pledgor shall have the right, from time to time, to exercise all ownership rights, such as right to sell, reinvest in securities of approximate equal fair market value, and to substitute for any Collateral other securities of at least equal fair market value and comparable ratings.
 The right of Pledgor to exercise the foregoing rights of ownership shall be subject always to its obligation to maintain Collateral with a fair market value not less than the sum of 200% of the outstanding principal balance of the Liabilities. In the event said fair market value is not maintained and not restored by delivery of additional Collateral within five business days after notice thereof from Lender, all of Pledgor's rights of ownership shall cease until the Collateral returns to said fair market value. Furthermore, if a default of any of the Liabilities shall have occurred, then during the continuance thereof, the Lender, in addition to the other remedies hereunder provided, may disallow the distribution of all such dividends to the Pledgor and, in its discretion, may vote or cause its nominee to vote the shares of stock included in the Collateral. Pledgor shall have the right from time to time to withdraw Collateral from the Account as long as the fair market value of the remaining Collateral is not less than 200% of the outstanding principal balance of the Liabilities. Any request for withdrawal after perfection of Lender's interest in the Collateral shall be evidenced by a certificate of Pledgor delivered to the Lender and Custodian setting forth the outstanding principal balance of the Liability and the fair market value of the Collateral as most recently determined by Lender. The Lender shall have the right to obtain from Custodian an accounting of the Fund in addition to the monthly report furnished to the Pledgor, at such times as the Lender may reasonably believe that unusual market conditions exist.

     Section 3.2. No Right of Exoneration. The Pledgor hereby waives, releases and discharges any right of exoneration which it may have with respect to the Liabilities and also any right which it has or may have at law, in equity, or by statute to require the Lender to pursue or otherwise avail itself of any rights or remedies which the Lender has or may have against any other person with respect to any other security at any time held by the Lender for the payment of the Liabilities.

                            SECTION FOUR

                        RIGHTS OF THE BANK

     Section 4.1. Rights of the Lender on Default of Payment of Any of the Liabilities. In the event that any of the Liabilities shall have become payable pursuant to the provisions thereof whether at maturity, by declaration, or otherwise and the full amount of such Liabilities or any of them shall not have been paid in full, all of Pledgor's rights of ownership in the Collateral referred to in Section 3.1 hereof shall cease and the Lender may forthwith apply any cash constituting a part of the Collateral to the payment of the Liabilities ratably, and may collect or otherwise realize upon any of the Collateral, or any part thereof. Without limiting the generality of the foregoing, the Lender in making such realization may, or by giving notice to Custodian to do so on its behalf, after ten (10) days' written notice to the Pledgor, sell, assign or otherwise dispose of, or give options to purchase, the Collateral through any exchange, broker's board or elsewhere, for cash or credit, or for future delivery, without assumption by the Lender upon any such sale or sales, public or private, to purchase the whole or any part of the Collateral free from any right or equity of redemption in the Pledgor or any one claiming through or under the Pledgor, which right or equity or redemption in the Pledgor or any one claiming through or under the Pledgor, which right or equity or redemption is hereby expressly waived and released, and to apply the net proceeds of such realization, after deducting all costs and expenses of every kind, to the payment in full of the Liabilities. Any surplus shall be returned to the Pledgor. The Pledgor waives, to the full extent permitted by law, all rights of appraisement or valuation whether before of after sale.

     Section 4.2. Right of the Lender to Deal With the Liabilities. The Pledgor hereby grants to the Lender full power and authority, in the Lender's uncontrolled discretion and without notice to the Pledgor, to deal with the Liabilities or any of them, to the extent of the following powers:

     (a) to grant any waiver or indulgence with respect to any of the Liabilities; and to effect any release, compromise or settlement with respect to any of the Liabilities;

     (b) to waive, or enter into any agreement of forbearance with respect to, any of the Liabilities, or with respect to all or any part of any other security for any of the Liabilities at any time held by the Lender, and to change the terms of any such waiver or agreement of forbearance;

     (c) to consent to the substitution, exchange or release of all or any part of any other security at any time held for any of the Liabilities, and in the case of a substitution or exchange, whether or not the new security received by the Lender shall be the same or of a different character or value from the security surrendered by the Lender; and

     (d) to accelerate the maturity of any of the Liabilities in accordance with the terms thereof.

     No action which the Lender shall take or fail to take pursuant to the foregoing powers shall operate to release the pledge hereby created. The Pledgor shall have no right of recourse against the Lender by reason of any action which the Lender may take or fail to take pursuant to the foregoing powers.

                              SECTION FIVE

                              MISCELLANEOUS

     Section 5.1. Persons Bound. This agreement benefits the Lender, its successors and assigns, and binds the Pledgor and its successors and assigns.

     Section 5.2. Fair Market Value. All determinations as to the fair market value of the Collateral to be made hereunder shall be made by Lender, on a reasonable basis. The reasonable judgment of Lender as to the fair market value of any Collateral shall be final and binding upon all persons and Lender shall not be liable to any person for any loss resulting from the exercise of such judgment in good faith.

     Section 5.3. Governing Law. This Pledge Agreement shall be deemed to be a contract made under and shall be construed in accordance with and governed by the laws of the State of Ohio. This Pledge shall be interpreted so as to fully comply with the provisions of Section 8-313 of the Uniform Commercial Code or any comparable and applicable State Law.

     Section 5.4. Notices. All notices hereunder shall be deemed to have been sufficiently given or served for all purposes hereof, when delivered or deposited in certified or registered U.S. Mail, postage prepaid, and addressed to the Company at the address given below or at such other address either party may have designated to the other in writing.

Pledgor:        Pubco Corporation
                3830 Kelly Avenue
                Cleveland, Ohio 44114
                Attn:
                     --------------------

Lender:         Key Corporate Capital Inc.
                127 Public Square
                Cleveland, Ohio 44114
                Attn:  Manager, Structured Finance

IN WITNESS WHEREOF, the parties have caused this Pledge Agreement to be executed as of the date first above written.

					  PUBCO CORPORATION

                                          By:_________________________

                                       Title:_________________________

                                         And:_________________________

                                       Title:_________________________

					  KEY CORPORATE CAPITAL INC.
					  a Michigan corporation

                                          By:__________________________

                                       Title:__________________________

                            EXHIBIT A
                                TO
                   PLEDGE AND SECURITY AGREEMENT
                          BY AND BETWEEN
                        PUBCO CORPORATION
                               AND
                  KEYBANK NATIONAL ASSOCIATION


Description of Collateral:

     All securities now held or to be held in an account known as Pubco Corporation Custodial Account No. 20-10-200-1123440, which securities are held by Key Trust Company of Ohio, National Association ("Custodian") pursuant to the terms of a Custodial Agreement between Pledgor and Custodian dated July 16, 1996, a list of which securities currently held is attached hereto as Exhibit A-1. This list may be updated and amended as securities are sold, exchanged or substituted.

                       				 EXHIBIT A-1

                       				 SECURITIES

                                                       _______________, 1997




Key Trust Company of Ohio, National Association
127 Public Square
Cleveland, Ohio 44114
Attention:
          -----------------------

RE:     Account No. 20-10-200-1123440

Gentlemen/Ladies:

You are hereby notified that the undersigned (hereinafter referred to as "Borrower") has granted Key Corporate Capital Inc. ("Lender") a security interest in all securities (the "Securities") held from time to time under the above-described account to collateralize all of its existing and future liabilities to Lender. Please mark your books and records to reflect the security interest of Lender in the securities.

Although the security interest was granted for purpose of security only, you are hereby irrevocably authorized and empowered to deal with Lender as if Lender were the sole beneficial owner of the securities. Without limiting the generality of the foregoing provisions, the undersigned expressly agrees with you as follows:

1.      You are hereby irrevocably (a) authorized to honor all instructions
       	given to you by Lender in respect of the securities exactly as if
       	those instructions came from the undersigned and in each case to do
       	so without any inquiry into Lender's right to give you such
       	instructions, (b) instructed not to place orders for the purchase and
       	sale of the securities in the above described account without the
       	prior consent of Lender, and (c) instructed not to deliver the
       	securities or any portion thereof to the undersigned at any time
       	without in each case first obtaining Lender's written consent.  You
	       are to furnish a copy of the monthly account statements to Lender by
       	sending such statements to Key Corporate Capital Inc., 127 Public
       	Square, Cleveland, Ohio 44114, Attention:  Structured Finance
       	Department.

2. In the event the above account is terminated, for whatever reason, you shall automatically and immediately give possession of all pledged securities then held in the account to Lender.


3. Whenever you deliver any such securities or anything else to Lender, you shall have no duty whatever to follow Lender's disposition of any such item or any proceeds thereof. You shall be under no duty or obligation to enforce any right which the undersigned or the undersigned's heirs, executors, administrators, successors and assigns may have against Lender or any person, corporation, partnership or association by reason of any property delivered by you to Lender.

4. Notwithstanding the security interest granted to Lender, the undersigned remains responsible and liable for all its obligations and other liabilities, if any, to you.

5. The undersigned represents and warrants to you and Lender that the undersigned is not subject to any limitations, prohibitions or restrictions which would affect the validity and enforceability of this letter agreement.

6. This letter shall not be amended, modified or revoked without the prior written consent of Lender. This letter shall bind the undersigned's heirs, executors, administrators, successors and assigns and shall benefit Lender and its successors and assigns.

7. This letter is being executed and delivered to you in triplicate. If you accept this letter please sign the form of acceptance below and return one such copy to undersigned and forward another to Key Corporate Capital Inc. at the address noted above.

In the Presence of:

					PUBCO CORPORATION

					By:
					   -------------------------
					Title:
					      ----------------------

					And:
					    ------------------------
					Its:
					    ------------------------

Lender hereby agrees that until you shall have been given written notice from Lender that the indebtedness owed by Borrower or any part thereof has not been paid in full upon demand, Lender shall have no right to vote the securities held in the above account and Borrower shall continue to exercise all such voting rights and be entitled to receive all cash dividends pertaining to such securities.

					KEY CORPORATE CAPITAL INC.

					By:
					   -------------------------
					Title:
					      ----------------------

                       				ACKNOWLEDGMENT


     Key Trust Company of Ohio, National Association ("Custodian"), as Custodian of the Pubco Corporation ("Fund") under the Custody Agreement ("Custodial Agreement") between itself and Pubco Corporation ("Owner") dated as of July 24, 1996, does herewith acknowledge the pledge of all of the certain securities of said Fund by Owner to Key Corporate Capital Inc. ("Lender") pursuant to the terms and conditions of a Pledge and Security Agreement dated _______________, 1997 ("Pledge"), a copy of which is attached hereto as Exhibit "A" and incorporated herein, and agrees to hold the Fund, until Custodian receives notice otherwise from Lender, subject to the terms of the Pledge.

     Custodian certifies that the Custodial Agreement is, as of the date hereof, in full force and effect. Custodian further certifies that there is nothing in the Custodial Agreement that prohibits the pledge of the assets of the Fund.

     Prior to execution of this Acknowledgment by Custodian, Owner shall be permitted to deal with the Fund as it deems fit as provided in the Pledge, including causing the disbursement of sums of money from the Fund. After execution hereof by Custodian, thereby perfecting Lender's security interest, Custodian agrees not to disburse any sum of money from the Fund without the prior written consent of the Lender; provided Owner may exercise such rights over the Fund as provided in the Pledge.

     Custodian warrants and represents to Lender that it has marked its books and records to reflect the Lender's security interest and pledge of the securities held in the Fund to Lender and agrees to hold the securities as agent for the Lender for the purpose of perfecting the Lender's security interest in the securities. Custodian agrees to provide Lender a copy of the monthly account statement that it provides to the Owner, which statement will contain a list of assets in the Fund and a current valuation, and at other reasonable times, upon request by Lender furnish Lender with an unaudited report of Fund assets.

     Upon execution by Custodian hereof, Custodian agrees that until it is notified by Lender that the Pledge is no longer in effect, it shall hold the assets of the Fund subject to Lender's security interest, and upon receipt of written notice from Lender that it is entitled to receive proceeds from the Owner, Custodian will proceed to the extent necessary to liquidate the assets of the Fund in accordance with the terms of the Pledge and deliver said proceeds to Lender. Lender agrees to indemnify and hold Custodian harmless for any such actions taken by Custodian in good faith at the direction of Lender.

     All notices to Lender shall be given by certified mail to:
     Key Corporate Capital Inc.
     127 Public Square
     Cleveland, Ohio 44114
     Attn:  Structured Finance

IN WITNESS WHEREOF, the undersigned has executed this Agreement by its duly authorized officers as of the ____ day of ____________, 1997.

CUSTODIAN:                                 BANK:

KEY TRUST COMPANY OF OHIO,                 KEY CORPORATE CAPITAL INC.
NATIONAL ASSOCIATION

By:                                        By:
   ----------------------------               ---------------------------
Title:                                     Title:
      -------------------------                  ------------------------


Consented to By:

PUBCO CORPORATION

By:
   ----------------------------
Title:
      -------------------------

                     			      EXHIBIT 10.31

             		       SECOND AMENDED AND RESTATED
                                  MASTER PROMISSORY NOTE


     WHEREAS, Ribbons, Inc. executed and delivered to Ameritrust Company National Association ('Ameritrust') a Promissory Grid Note dated June 2, 1986, in the maximum principal amount of Three Million Five Hundred Thousand Dollars ($3,500,000) (the 'Note');

     WHEREAS, as security for the indebtedness evidenced by the Note, Ribbons, Inc. executed a certain Security Agreement in favor of Ameritrust dated May 28, 1985, as amended by an Amendment to Security Agreement dated June 2, 1986 and an Amendment to Security Agreement dated August 5, 1993 (as amended, the 'Security Agreement');

     WHEREAS, Buckeye Business Products, Inc. is successor by a series of mergers and name changes to Ribbons, Inc.;

     WHEREAS, PUBCO CORPORATION ('Company') is successor by merger to Buckeye Business Products, Inc. and KEYBANK NATIONAL ASSOCIATION (formerly known as Society National Bank) ('KeyBank') is successor by merger to Ameritrust; and

     WHEREAS, Company and KeyBank entered into that certain Amended and Restated Master Promissory Note dated as of November 14, 1996, (the "Amended Note") which Amended Note was assigned to Lender;

     WHEREAS, the business operations of the former Buckeye Business Products, Inc. are currently conducted as a division of Company known as Buckeye Business Products Inc. (the "Buckeye Division"), and separate books and records, including financial records, are maintained therefor.

     NOW, THEREFORE, in consideration of the premises and the covenants and agreements contained herein, the Company and Lender hereby mutually agree that the Amended Note shall be further amended and restated in its entirety as follows:

$2,500,000.00                           Cleveland, Ohio, ____________, 1997

     On demand after the date of this Note, for value received, Company promises to pay to the order of Lender at any of its offices the principal amount of each Advance, together with interest on the daily principal balance of such Advance at a rate per annum equal to the Interest Rate applicable to such Advance. The principal amount of each Advance shall be due and payable to Lender upon demand. Issued and outstanding letters of credit issued by Lender on the account of the Buckeye Division shall not exceed Five Hundred Thousand Dollars ($500,000). Accrued interest on each LIBOR Advance shall be due and payable on the Maturity Date applicable to such Advance. Accrued interest on each Prime Advance shall be due and payable on the first day of each month. During any Event of Default, the daily principal balance of each Advance shall bear interest at a rate per annum equal to the Default Interest Rate. Except during any Event of Default, no LIBOR Advance may be repaid prior to its Maturity Date.

     This note shall serve as a master note to evidence all Advances; provided, however, that the aggregate unpaid principal amount of all Advances shall not at any one time outstanding exceed (a) the amount specified in the Line Facility, or (b) the Borrowing Base, whichever is less. Company shall provide a Borrowing Base Certificate to Lender monthly. In the absence of reasonable evidence established by Company to the contrary, Lender's records as to (a) the principal amount, the Maturity Date, and the Interest Rate applicable to each Advance, and (b) each payment of principal and interest received by Lender applicable to each Advance shall be conclusively deemed to be accurate.

     This note is being executed and delivered as an amendment to and restatement of an existing Amended and Restated Master Promissory Note and dated November 14, 1996, and the execution and delivery of this note shall not constitute a novation and shall not terminate or otherwise affect the first lien and security interest of Lender in the Buckeye Division's property.

     For each payment of principal or interest not received by Lender when due, the Company agrees to pay Lender a late charge equal to the greater of ten percent (10%) of the amount of the payment or twenty five dollars ($25.00).

    Company waives presentment, demand, notice, protest, and all other demands and notices in connection with delivery, acceptance, performance, default, or enforcement of this note. Any request, demand, or notice by or on behalf of Lender, when delivered or deposited for delivery, postage prepaid, by certified United States mail to Company at Company's address set forth below shall constitute, but shall not preclude other means of, an effective request, demand, or notice. Any request, demand, or notice by or on behalf of Company must be in writing and shall not be effective until delivered to Lender at Lender's address set forth below.

     At the option of Lender during any Event of Default, all Obligations shall become immediately due and payable, Lender may terminate the Line Facility (including, without limitation, any obligation of Lender to make any further Advances), and Lender may direct KeyBank to apply or setoff any Cash Security against all Obligations and pay such amounts to Lender, all without any notice to or demand upon Company, in addition to any other rights and remedies Lender may have pursuant to law, this note, or any other instruments or agreements, which rights and remedies shall be cumulative. If during any Event of Default any LIBOR Advance becomes due and payable and is repaid prior to its Maturity Date, Company also promises to reimburse Lender on demand for any resulting loss, cost, or expense incurred by Lender as a result of Company's repayment of such LIBOR Advance prior to its Maturity Date including, without limitation, any loss incurred in obtaining, liquidating, or employing deposits from third parties, but excluding loss of margin for the period after any such payment. If, because of the introduction of or any change in, or because of any judicial, administrative, or other governmental interpretation of, any law or regulation, there shall be any increase in the cost to Lender of making, funding, maintaining, or allocating capital to any LIBOR Advance, then Company shall, from time to time upon demand by Lender, pay to Lender additional amounts sufficient to compensate Lender for such increased cost.

If, because of the introduction of or any change in, or because of any judicial, administrative, or other governmental interpretation of, any law or regulation, it becomes unlawful for Lender to make, fund, or maintain any LIBOR Advance, then Lender's obligation to make, fund, or maintain any LIBOR Advance shall terminate and each affected outstanding LIBOR Advance shall be converted to a Prime Advance on the earlier of the applicable Maturity Date for each such LIBOR Advance or the date the making, funding, or maintaining of each such LIBOR Advance becomes unlawful.

     All provisions hereof shall be subject to, governed by, and construed in accordance with Ohio law. Unenforceability of any provision hereof or any application of any provision hereof shall not affect the enforceability of any other provision or application of any provision. Any amendment or waiver hereof or any waiver of any right or remedy otherwise available must be in writing and signed by the party against whom enforcement of the amendment or waiver is sought. After all Obligations evidenced by this note become due and payable, any attorney-at-law is irrevocably authorized to (a) appear for Company in any state or federal court of record, (b) waive the issuance and service of process, all errors, and all rights of appeal and stay of execution, and (c) confess judgment against Company in favor of Lender for the principal balance of this note, the amount of all unpaid accrued interest, the amount of all costs of suit, and the amount of a reasonable attorney's fee. These authorizations shall survive any judgment(s) and any vacation of any judgment(s). Company agrees that the lender's attorney may confess judgment pursuant to the foregoing warrant of attorney. Company further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the Lender.

     Company agrees to reimburse Lender for any and all out-of-pocket costs, fees and expenses incurred in connection with this Note, including, without limitation, attorneys' fees.

For the purposes of this note:

     'Advance' means any loan advance made by Lender to the Buckeye Division pursuant to the Line Facility;

     'Borrowing Base' means an amount not in excess of the sum of the following:

            (a) eighty-five percent (85%) of the amount due and owing on
       		Qualified Accounts Receivable, plus
            (b) the lesser of (1) forty percent (40%) of the cost or
                market value (whichever is lower) of Company's Qualified Inventory or (2) One Million Dollars ($1,000,000), less
            (c) balance of outstanding letters of credit, if any;

     'Borrowing Base Certificate' shall mean a certificate, substantially in the form of attached Exhibit A;

     'Business Day' means a day of the year on which National Banks are not required or authorized to close in Cleveland, Ohio and, if the applicable Business Day relates to any LIBOR Advance, on which dealings are carried on in the London interbank eurodollar market;

     'Cash Security' means any present or future (a) money in the possession of Lender in which the Buckeye Division has or may have any right, title, or interest, (b) Deposit Account maintained with KeyBank in which the Buckeye Division has or may have any right, title or interest, or (c) Instrument or General Intangible issued or assumed by Lender or KeyBank in which the Buckeye Division has or may have any right, title, or interest;

     'Company' means the undersigned and its successors and assigns; provided, however, that Company may not assign or otherwise transfer any of its rights under this note without the express written consent of Lender;

     'Default Interest Rate' means that floating rate per annum
     (calculated on the basis of a year of 360 days for the actual number of days elapsed) equal to the greater of three percent (3%) in excess of the Prime Rate, which rate shall be immediately adjusted to correspond with each change in the Prime Rate, or sixteen percent (16%);

     'Deposit Account' shall be defined as set forth in Article 9 of the UCC;

     'Event of Default' means any of the following events or conditions:
     (a) any Obligation evidenced by this note or the Line Facility is not paid when such Obligation becomes due and payable; (b) any Obligation not evidenced by this note or the Line Facility is not paid when (or within any applicable grace period after) such Obligation becomes due and payable; (c) any material representation, warranty, certification, financial statement, loan application, information, or record made, furnished, or made available to Lender by or on behalf of Company in connection with any Obligation is inaccurate or misleading in any material respect when made, furnished, or made available; (d) any material provision of any documentation evidencing, securing, or otherwise relating to any Obligation is breached; (e) Company (1) is adjudicated by any court in any jurisdiction to be insolvent, (2) ceases, is unable, or admits in writing the inability to generally pay its debts as they become due, (3) makes any general assignment for the benefit of its creditors, (4) applies for or consents to the appointment of or the taking of possession by any receiver, custodian, trustee, liquidator, or similar representative of or for it or of or for any material part of its property, or (5) commences or consents to the commencement of any case or proceeding with respect to it or any material amount of its property pursuant to any Insolvency Law; (f) any case or proceeding pursuant to any Insolvency Law is commenced against or with respect to Company or any material amount of its property without its consent which is not dismissed or stayed within 30 days after its commencement; (g) any judgment, attachment, execution, or similar process aggregating in excess of $1,000,000 is rendered, issued, or levied against Company or any material amount of its property and is not fully satisfied, released, vacated, or bonded within 30 days after its rendering, issue, or levy; and (h) Company ceases to maintain separate books and records, including financial records, for the Buckeye Division.

     'General Intangible' shall be defined as set forth in Article 9 of the UCC;


     'Insolvency Law' means any reorganization, arrangement, composition, or readjustment of debts, bankruptcy, insolvency, dissolution, liquidation, receivership, trusteeship, or similar law of any state or the United States;

     'Instrument' shall be defined as set forth in Article 9 of the UCC;

     'Interest Rate' means (a) as to any Prime Advance, that floating rate per annum (calculated on the basis of a year of 360 days for the actual number of days elapsed) equal to the Prime Rate, which rate shall be immediately adjusted to correspond with each change in the Prime Rate, and (b) as to any LIBOR Advance, that fixed rate per annum (calculated on the basis of a year of 360 days for the actual number of days elapsed) equal to two percent (2%) in excess of the Reserve Adjusted LIBOR Rate;

     'Inventory' means:

	  (a)  any of the Buckeye Division inventory;
	  (b)  all goods of the Buckeye Division that are raw materials;
	  (c) all goods of the Buckeye Division that are work in process;
	  (d) all goods of the Buckeye Division that are materials used or consumed in the ordinary course of the business of the Buckeye Division;
	  (e) all goods of the Buckeye Division that are, in the ordinary course of Company's business, held for sale or lease or furnished or to be furnished under contracts of service; and
	  (f) all substitutes and replacements for, and parts, accessories, additions, attachments, or accessions to (a) to
	       (e) above;

     'KeyBank' means KeyBank National Association, a national banking association whose principal office is located at 127 Public Square, Cleveland, Ohio 44114;

     'Lender' shall mean Key Corporate Capital, Inc., a Michigan corporation and a subsidiary of KeyBank whose principal office is located at 127 Public Square, Cleveland, Ohio 44114;

     'Letter of Credit' means any outstanding letter of credit issued by Lender on the account of the Buckeye Division;

     'LIBOR Advance' means any Advance that bears interest determined with reference to the Reserve Adjusted LIBOR Rate;

     'LIBOR Reserve Requirements' means, for any LIBOR Advance, the maximum reserves (whether basic, supplemental, marginal, emergency, or otherwise) prescribed by the Board of Governors of the Federal Reserve System (or any successor) with respect to liabilities or assets consisting of or including 'Eurocurrency liabilities' (as defined in Regulation D of the Board of Governors of the Federal Reserve System) having a term equal to the term of such Advance;

     'Line Facility' means the line of credit held available by Lender for Company evidenced by this note, together with all extensions, renewals, amendments, restatements, and substitutions thereof or therefor, the provisions of which are hereby incorporated by reference as if fully rewritten herein;

     'Maturity Date' means the earlier of (a) the date Lender demands payment of any or all of the Obligations or such other date that all Obligations evidenced by this note become due and payable or (b) with respect to any LIBOR Advance, the date selected by Company that ends one, two or three months after the date of the making of such Advance;

     'Obligation' means any present or future obligation, indebtedness, or liability of Company for the Buckeye Division owed to Lender of whatever kind and however evidenced, together with all extensions, renewals, amendments, restatements and substitutions thereof or therefor (including, without limitation, any evidenced by this note or the Line Facility);

     'Prime Advance' means any Advance that bears interest determined with reference to the Prime Rate;

     'Prime Rate' means that interest rate established from time to time by Lender as Lender's Prime Rate, whether or not such rate is publicly announced. The Prime Rate may not be the lowest interest rate charged by Lender for commercial or other extensions of credit;

     'Qualified Account Receivable' means any account receivable generated by the Buckeye Division which, at all times until it is collected in full, continuously meets the following requirements:

	  (a) is not subject to any claim for credit, allowance, or adjustment by the account debtor or any set off or counter claim,
	  (b) arose in the ordinary course of the business of the Buckeye Division from the performance (fully completed) of services or bona fide sale of goods which have been shipped to the account debtor, and not more than ninety (90) days have elapsed since the performance (fully completed) of services or the sale of goods for or to the account debtor,
	  (c) no notice of the financial impairment of the account debtor has been received by Company,
	  (d) is not subject to an assignment, pledge, claim, mortgage, lien, or security interest of any type except that granted to or in favor of Lender,
	  (e) account debtor has not rejected, returned, revoked acceptance of, or refused to accept any of the goods which are the subject of the account receivable,
	  (f) Company has not received any instrument or chattel paper with respect to or in payment of the account receivable, and

	  (g) Lender has not determined that the account receivable is unsatisfactory in any respect;


     'Qualified Inventory' means all Inventory allocated to the Buckeye Division, except Inventory which is:

	  (a)  located outside the United States;
	  (b)  in the possession of a bailee or a third party;
	  (c)  work in process;
	  (d)  damaged, defective, or obsolete;
	  (e)  held by Company or a third party on consignment; or
	  (f) Lender has determined that the Inventory is unsatisfactory in any respect;

     'Reserve Adjusted LIBOR Rate' means, with respect to any LIBOR Advance, the rate per annum (rounded upwards to the next higher whole multiple of 1/16% if such rate is not such a multiple) equal to the quotient of (a) the rate per annum (rounded upwards to the next higher whole multiple of 1/16% if such rate is not such a multiple) at which deposits in United States dollars are offered at 11:00 a.m. (London, England time) (or as soon thereafter as is reasonably practicable) by prime banks in the London interbank eurodollar market two (2) Business Days prior to the day such Advance is made in an amount and with a maturity comparable to the amount and maturity of such Advance, divided by (b) a number equal to 1.00 minus the aggregate (without duplication) of the rates (expressed as a decimal fraction) of the LIBOR Reserve Requirements current on the date two
     (2) Business Days prior to the day such Advance is made;

     'UCC' means the Ohio Uniform Commercial Code, as amended.

     Company, to the extent permitted by law, waives any right to have a jury participate in resolving any dispute, whether sounding in contract, tort, or otherwise, between Lender and Company arising out of, in connection with, related to, or incidental to the relationship established between Company and Lender in connection with this note or any other agreement, instrument or document executed or delivered in connection therewith or the transactions related thereto. This waiver shall not in any way affect, waive, limit, amend or modify Lender's ability to pursue remedies pursuant to any confession of judgment or cognovit provision contained in this note, or any other agreement, instrument or document related thereto.

WARNING: BY SIGNING THIS PAPER, YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.


	    COMPANY:                        PUBCO CORPORATION

                                By:
                                   --------------------------
                             Title:
                                   --------------------------
                            And By:
                                   --------------------------
                             Title:
                                   --------------------------

	    ADDRESS:                        3830 Kelly Avenue
                                     Cleveland, Ohio 44114

                      		       EXHIBIT A


               		      BORROWING BASE CERTIFICATE


					Certificate No. _________________

					Computed as of: _________________

I, the undersigned, the ______________ of Pubco Corporation (the 'Company'), do hereby certify pursuant to the Second Amended and Restated Master Promissory Note executed by Company and dated _____________, 1997 (the 'Note'), that the following computations have been made in accordance with the provisions of the Note and without duplication or overlap:


1.     Qualified Accounts Receivable, as
       defined in the Note                      $__________


       Total Accounts Receivable of the
       Buckeye Division                         $__________


       Less Accounts Receivable of the Buckeye
       Division Not Qualified                   $__________


       Total Qualified Accounts Receivable                      $__________

      85% of Qualified Accounts Receivable


2.    Qualified Inventory, as defined in the
      Note (cost or market value, whichever
      is lower).

      Total Qualified Inventory                 $__________

      40% of Qualified Inventory but not more
      than $1,000,000.                                          $__________


3.    Lesser of Borrowing Base (Total of Nos.
      1 and 2) $_____________ or Company's
      Line of Credit Limit $2,500,000, less
      the balance of outstanding letters of
      credit, if any                                            $__________

      Advances Outstanding                      $__________

      Other Obligations owed  Lender            $__________

      Total Obligations                                         $__________

      Borrowing Base Over/Under                                 $__________

I further certify that as of the date of this Borrowing Base Certificate:


     (a) No Event of Default, as defined in the Note, and no event which, but for a requirement of giving of notice or passage of time, or both, would constitute such an Event of Default has occurred or is continuing;

     (b) The Buckeye Division has places of business or maintains Inventory only at the following locations: 3830 Kelly Avenue, Cleveland, Ohio 44114;

     (c) The Buckeye Division keeps all of its records pertaining to accounts and contract rights, at Company's office located at:
             3830 Kelly Avenue, Cleveland, Ohio 44114;

     (d) The principal place of business of the Buckeye Division: 3830 Kelly Avenue, Cleveland, Ohio 44114;

     (e) Each representation and warranty made by Company to Lender in the Agreement is true and correct as if made on the date of this Borrowing Base Certificate.


Dated this ___ day of ______________, l9___.

					     PUBCO CORPORATION


					     By:________________________

					     Title:_____________________

                       			       EXHIBIT 21



                      			    PUBCO CORPORATION

               		      Subsidiaries of the Registrant






    The Company directly or indirectly owns 100% of the capital stock of the following significant subsidiaries:


	    Subsidiaries                               State of Incorporation


    Buckeye Business Products, Inc., Division

    Aspen Imaging International, Inc.                Delaware

    Kroy LLC                                         Nevada


    The Company owns an indirect 85% plus interest in Allied Construction Products, Inc., a Delaware corporation.