Form 10-Q
period 1998-06-30
PUBCO CORP
filed 1998-08-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended             June 30, 1998

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of August 13, 1998: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997 . . . . . . . .       3

           Consolidated Statements of Operations
           for the Three and Six Months Ended
           June 30, 1998 and 1997. . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1998 and 1997. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                     June 30      December 31
                                                      1998            1997
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  7,167        $  1,720
  Marketable securities and other
    investments available for sale                    20,179          25,661
  Trade receivables (less allowances of
    $960 in 1998 and $931 in 1997)                     8,425           7,549
  Inventories--Note B                                 13,276          11,000
  Deferred income taxes                                2,400           2,400
  Prepaid expenses and other current assets            1,150           1,570
                                                    --------        --------
                             TOTAL CURRENT ASSETS     52,597          49,900


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $11,532 in 1998
  and $11,172 in 1997)                                 6,100           6,072


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,102 in 1998 and $913 in 1997)                     4,065           4,204


OTHER ASSETS                                          24,938          25,770
                                                    --------        --------

                                     TOTAL ASSETS   $ 87,700        $ 85,946
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                     June 30      December 31
                                                      1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  8,362        $  7,918
  Accrued liabilities                                 10,399          11,505
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     18,761          19,423

LONG-TERM DEBT                                         1,025               -

DEFERRED CREDITS AND NONCURRENT LIABILITIES           23,935          23,812

MINORITY INTEREST                                        783             662

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1998 and 1997)                                    1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,021 issued and
      3,199,021 outstanding in 1998 and 3,200,871
      issued and 3,198,871 outstanding in 1997            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,452 issued and
      outstanding in 1998 and 553,602 issued
      and outstanding in 1997                              6               6
  Additional paid in capital                          32,180          32,180
  Unrealized gains on investments
    available for sale                                 2,270           3,586
  Cumulative translation adjustment                       43             (10)
  Retained earnings                                    8,676           6,266
                                                    --------        --------
                                                      43,208          42,061
  Treasury stock at cost,
    2,000 shares in 1998 and 1997                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     43,196          42,049
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 87,700        $ 85,946
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   l998         l997           1998         1997
Net sales                                        $ 17,286     $ 12,882       $ 37,321     $ 26,587
Cost of sales                                      11,574        9,026         25,058       18,910
                                                 --------     --------       --------     --------
                             GROSS PROFIT           5,712        3,856         12,263        7,677

Costs and expenses:
  Selling, general and
    administrative expenses                         4,821        2,830          9,730        5,516
  Interest, net                                      (595)        (698)        (1,167)      (1,383)
                                                 --------     --------       --------     --------
                                                    4,226        2,132          8,563        4,133

Other income, net                                     487          152            633          455
                                                 --------     --------       --------     --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,973        1,876          4,333        3,999

Provision for income taxes                            643          114          1,364          166
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST           1,330        1,762          2,969        3,833

Minority interest                                     (49)         (54)          (121)        (118)
                                                 --------     --------       --------     --------
                               NET INCOME        $  1,281     $  1,708       $  2,848     $  3,715
                                                 ========     ========       ========     ========

Preferred stock dividend requirements                 219          219            438          438
                                                 --------     --------       --------     --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $  1,062     $  1,489       $  2,410     $  3,277
                                                 ========     ========       ========     ========
                     NET INCOME PER SHARE        $    .28     $    .39       $    .64     $    .87
                                                 ========     ========       ========     ========
Weighted average number
  of shares outstanding                         3,752,473    3,752,473      3,752,473    3,752,473
                                                =========    =========      =========    =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                        Six Months Ended
                                                                            June 30
                                                                     l998             1997
OPERATING ACTIVITIES
  Net income from continuing operations                            $  2,848         $  3,715
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     555              570
      Net (gain) loss on sales of securities                           (643)            (424)
      Net loss on disposal of fixed assets                                -               71
      Minority interest                                                 121              117
      Changes in operating assets and liabilities:
          Trade receivables                                            (876)            (990)
          Inventories                                                (2,276)          (1,477)
          Other assets                                                1,196           (2,609)
          Accounts payable                                              444            1,148
          Other current liabilities                                  (1,106)            (770)
          Deferred credits and noncurrent liabilities                   176            2,871
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES               439            2,222

INVESTING ACTIVITIES
  Purchases of marketable securities                                   (841)          (8,130)
  Proceeds from sale of marketable securities                         5,650            8,179
  Purchases of fixed assets                                            (388)            (120)
  Proceeds from the sale of fixed assets                                  -               26
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             4,421              (45)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       14,029           10,403
  Principal payments on long-term debt                              (13,004)         (10,165)
  Dividends paid                                                       (438)            (438)
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               587             (200)
                                                                   --------         --------
                              INCREASE (DECREASE) IN CASH
                                     AND CASH EQUIVALENTS             5,447            1,977

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,720            1,539
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,167         $  3,516
                                                                   ========         ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1998




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at June 30, 1998 and December 31, 1997.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1998



NOTE B -- Inventories

The components of inventories consist of the following:

                                                  June 30        December 31
                                                   1998             1997

    Raw materials and supplies                   $ 7,277           $ 5,585
    Work in process                                  995               596
    Finished goods                                 5,004             4,819
                                                 -------           -------
                                                 $13,276           $11,000
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

Total comprehensive income consists of the following:

                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   l998         l997           1998         1997
    Net Income                                   $ 1,281      $ 1,708        $ 2,848      $ 3,715
    Other Comprehensive Income:
      Unrealized holding gains (losses)
        on investments available for sale
        arising during the period                 (1,193)       1,487           (673)     $ 1,427
      Less reclassification adjustment
        for gains on investments available
        for sale                                    (458)         (84)          (643)        (424)
    Unrealized currency translation adjustments
      arising during the period                        6            -             53            -
                                                 -------      -------        -------      -------
      Total Other Comprehensive Income            (1,645)       1,403         (1,263)       1,003
                                                 -------      -------        -------      -------
      Total Comprehensive Income                 $  (364)     $ 3,111        $ 1,585      $ 4,718
                                                 =======      =======        =======      =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended March 31, 1998 and 1997

Income before income taxes and minority interest increased in both the three and six month periods of 1998 from 1997 primarily because of (i) an increase in income in both the three and six month periods at the Company's printer supplies business, which since October 20, 1997 has included Kroy, a producer of commercial and industrial labeling equipment and supplies, and
(ii) an increase in income in the six month period at the Company's construction products business.

Sales increased in both the three and six month periods of 1998 from 1997 primarily because of the inclusion of Kroy and because of increases in the the Company's construction products business.

Gross profit percentage increased in both the three and six month periods of 1998 from 1997 primarily because of the inclusion of Kroy.

Selling, general and administrative expenses increased in both the three and six month periods of 1998 from 1997 primarily because of the inclusion of Kroy.

The change in interest, net, in both the three and six month periods of 1998 from 1997 is primarily the result of a decrease in interest income because of the purchase and funding of Kroy.

In the year ended December 31, 1997, in accordance with SFAS No. 109, "Accounting for Income Taxes", the Company's valuation allowance on its deferred tax assets related to net operating loss carryforwards and certain deductible temporary differences was reduced. The increase in the provision for income taxes in both the three and six month periods of 1998 reflects the usage of a portion of the deferred tax asset that was recognized at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $27,346,000 of cash, cash equivalents, marketable securities and other short-term investments and $1,025,000 of long term debt. In October, 1997, the Company used approximately $5,000,000 to purchase the Common Stock of Kroy and acquire its bank debt. The Company's remaining marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the remaining marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line for its printer supplies business. At June 30, 1998, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At June 30, 1998, borrowing under this line of credit was $1,025,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At June 30, 1998, letters of credit aggregating $1,361,800 had been issued, but there were no borrowings under this line. The Company is continually reviewing business acquisition opportunities.

Stockholders' equity of $43,196,000 at June 30, 1998 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at June 30, 1998, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at June 30, 1998.

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
























Dated:  August 13, 1998

                                EXHIBIT INDEX




Financial Data Schedule