Form 10-Q
period 1998-09-30
PUBCO CORP
filed 1998-11-03
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended        September 30, 1998

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of October 30, 1998: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1998 and December 31, 1997  . . . . .       3

           Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1998 and 1997. . . . . . .  . . . . .       5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           1998 and 1997. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                  September 30    December 31
                                                      1998            1997
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  8,518        $  1,720
  Marketable securities and other
    investments available for sale                    17,463          25,661
  Trade receivables (less allowances of
    $987 in 1998 and $931 in 1997)                     8,875           7,549
  Inventories--Note B                                 13,112          11,000
  Deferred income taxes                                2,400           2,400
  Prepaid expenses and other current assets            1,235           1,570
                                                    --------        --------
                             TOTAL CURRENT ASSETS     51,603          49,900


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $11,725 in 1998
  and $11,172 in 1997)                                 6,282           6,072


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,196 in 1998 and $913 in 1997)                     3,971           4,204


OTHER ASSETS                                          23,907          25,770
                                                    --------        --------

                                     TOTAL ASSETS   $ 85,763        $ 85,946
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                  September 30    December 31
                                                      1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  7,353        $  7,918
  Accrued liabilities                                 10,222          11,505
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     17,575          19,423

LONG-TERM DEBT                                         1,811               -

DEFERRED CREDITS AND NONCURRENT LIABILITIES           23,324          23,812

MINORITY INTEREST                                        808             662

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference
      in 1998 and 1997)                                    1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,131 issued and
      3,199,131 outstanding in 1998 and 3,200,871
      issued and 3,198,871 outstanding in 1997            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,342 issued and
      outstanding in 1998 and 553,602 issued
      and outstanding in 1997                              6               6
  Additional paid in capital                          32,180          32,180
  Unrealized gains on investments
    available for sale                                   165           3,586
  Cumulative translation adjustment                       88             (10)
  Retained earnings                                    9,785           6,266
                                                    --------        --------
                                                      42,257          42,061
  Treasury stock at cost,
    2,000 shares in 1998 and 1997                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     42,245          42,049
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 85,763        $ 85,946
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30                 September 30
                                                   l998         l997           1998         1997
Net sales                                        $ 16,531     $ 12,161       $ 53,852     $ 38,748
Cost of sales                                      10,673        8,567         35,731       27,477
                                                 --------     --------       --------     --------
                             GROSS PROFIT           5,858        3,594         18,121       11,271

Costs and expenses:
  Selling, general and
    administrative expenses                         4,723        2,864         14,453        8,380
  Interest, net                                      (543)        (689)        (1,710)      (2,072)
                                                 --------     --------       --------     --------
                                                    4,180        2,175         12,743        6,308

Other income, net                                     273           61            906          516
                                                 --------     --------       --------     --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,951        1,480          6,284        5,479

Provision for income taxes                            599           55          1,963          221
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST           1,352        1,425          4,321        5,258

Minority interest                                     (25)         (45)          (146)        (163)
                                                 --------     --------       --------     --------
                               NET INCOME        $  1,327     $  1,380       $  4,175     $  5,095
                                                 ========     ========       ========     ========

Preferred stock dividend requirements                 218          218            656          656
                                                 --------     --------       --------     --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $  1,109     $  1,162       $  3,519     $  4,439
                                                 ========     ========       ========     ========
                     NET INCOME PER SHARE        $    .30     $    .31       $    .94     $   1.18
                                                 ========     ========       ========     ========
Weighted average number
  of shares outstanding                         3,752,473    3,752,473      3,752,473    3,752,473
                                                =========    =========      =========    =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                       Nine Months Ended
                                                                         September 30
                                                                     l998             1997
OPERATING ACTIVITIES
  Net income from continuing operations                            $  4,175         $  5,095
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     823              854
      Net (gain) on sales of securities                                (832)            (459)
      Net loss on disposal of fixed assets                                -               71
      Minority interest                                                 146              163
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,326)          (1,524)
          Inventories                                                (2,112)            (652)
          Other assets                                                2,142           (4,461)
          Accounts payable                                             (565)             466
          Other current liabilities                                  (1,283)          (1,002)
          Deferred credits and noncurrent liabilities                  (390)           4,337
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES               778            2,888

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (1,098)          (8,887)
  Proceeds from sale of marketable securities                         6,707           10,119
  Purchases of fixed assets                                            (744)            (136)
  Proceeds from the sale of fixed assets                                  -               26
                                                                   --------         --------
                NET CASH PROVIDED BY INVESTING ACTIVITIES             4,865            1,122

FINANCING ACTIVITIES
  Net borrowings on loans payable                                         -              300
  Proceeds from long-term debt                                       11,868           13,801
  Principal payments on long-term debt                              (10,057)         (13,689)
  Dividends paid                                                       (656)            (656)
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,155             (244)
                                                                   --------         --------
                    INCREASE IN CASH AND CASH EQUIVALENTS             6,798            3,766

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,720            1,539
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  8,518         $  5,305
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1998




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at September 30, 1998 and December 31, 1997.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1998



NOTE B -- Inventories

The components of inventories consist of the following:

                                               September 30      December 31
                                                   1998             1997

    Raw materials and supplies                   $ 6,953           $ 5,585
    Work in process                                  879               596
    Finished goods                                 5,280             4,819
                                                 -------           -------
                                                 $13,112           $11,000
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

Total comprehensive income consists of the following:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                                   l998         l997           1998         1997
    Net Income                                   $ 1,327      $ 1,380        $ 4,175      $ 5,095
                                                 -------      -------        -------      -------
    Other Comprehensive Income:
      Unrealized holding gains (losses)
        on investments available for sale
        arising during the period                 (1,916)         722         (2,589)     $ 2,149
      Less reclassification adjustment
        for gains on investments available
        for sale                                    (189)         (35)          (832)        (459)
    Unrealized currency translation adjustments
      arising during the period                       45            -             98            -
                                                 -------      -------        -------      -------
      Total Other Comprehensive Income            (2,060)         687         (3,323)       1,690
                                                 -------      -------        -------      -------
      Total Comprehensive Income                 $(  733)     $ 2,067        $   852      $ 6,785
                                                 =======      =======        =======      =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 1998 and 1997

Income before income taxes and minority interest increased in both the three and nine month periods of 1998 from 1997 primarily because of an increase in income at the Company's printer supplies business, which since October 20, 1997 has included Kroy, a producer of commercial and industrial labeling equipment and supplies.

Sales increased in both the three and nine month periods of 1998 from 1997 primarily because of the inclusion of Kroy.

Gross profit percentage increased in both the three and nine month periods of 1998 from 1997 primarily because of the inclusion of Kroy.

Selling, general and administrative expenses increased in both the three and nine month periods of 1998 from 1997 primarily because of the inclusion of Kroy.

The change in interest, net, in both the three and nine month periods of 1998 from 1997 is primarily the result of a decrease in interest income because of the purchase and funding of Kroy.

In the year ended December 31, 1997, in accordance with SFAS No. 109, "Accounting for Income Taxes", the Company's valuation allowance on its deferred tax assets related to net operating loss carryforwards and certain deductible temporary differences was reduced. The increase in the provision for income taxes in both the three and nine month periods of 1998 reflects the usage of a portion of the deferred tax asset that was recognized at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $25,981,000 of cash, cash equivalents, marketable securities and other short-term investments and $1,811,000 of long term debt. In October, 1997, the Company used approximately $5,000,000 to purchase the Common Stock of Kroy and acquire its bank debt. The Company's remaining marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the remaining marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line for its printer supplies business. At September 30, 1998, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At September 30, 1998, borrowing under this line of credit was $1,811,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At September 30, 1998, letters of credit aggregating $2,161,400 were outstanding, but there were no borrowings under this line. The Company is continually reviewing business acquisition opportunities.

Regarding the functionality of the Company's computer systems for the year 2000, the systems utilized by the printer supplies business and Pubco corporate (including stock transfer functions), are currently compliant. All of such systems had been routinely acquired by the Company and were already year 2000 compliant. Not all of the computer systems used by the Company's construction products business are presently year 2000 compliant. The construction products business expects that such systems will become completely compliant at a cost not to exceed $350,000 and that such compliance will be substantially completed by the end of 1999.

Stockholders' equity of $42,245,000 at September 30, 1998 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at September 30, 1998, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at September 30, 1998.

                         PART II - OTHER INFORMATION




Item l.  LEGAL PROCEEDINGS.  Not Applicable

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on September 14, 1998. At the Meeting, Stockholders were asked to reelect all of the Company's Directors and to approve the Company's 1998 Equity Incentive Plan, which had been described in detail in the Company's Information Statement mailed to all Stockholders of record.

         Glenn E. Corlett, William A. Dillingham, Harold L. Inlow, Stephen
         R. Kalette and Robert H. Kanner were each reelected as Directors of the Company to serve until the next annual meeting of Stockholders or until their successors were duly elected and qualified. Each Director received 7,345,024 votes, being all of the votes cast at the Meeting. There were no votes cast against any Director nor were there any abstensions.

         The Stockholders also approved the Company's 1998 Equity Incentive Plan. The Plan received the favorable vote of all 7,345,024 votes represented at the Meeting. There were no votes cast against the Plan nor were there any abstensions.


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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ----------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer and
                                 Chief Financial Officer
























Dated:  November 2, 1998

                                EXHIBIT INDEX




Financial Data Schedule