Form 10-K
period 1998-12-31
PUBCO CORP
filed 1999-03-26
CIK 80984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM l0-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934
For the fiscal year ended            December 31, 1998
                                        OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 1999, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the closing price of the Common Stock), was approximately $10,672,511.

As of March 1, l999, 3,752,473 common shares (Common Stock and Class B Stock) were outstanding.

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

    Pubco was established in 1958 and is a Delaware corporation. As of March 1, 1999, the Company employed approximately 350 persons.

Printer Supplies Business

    The Company manufactures or resells computer ribbons, cartridge ribbons, computer paper, pressure sensitive labels, laser toner, remanufactured toner cartridges, thermal transfer ribbons, ink-jet supplies, magnetic media and commercial and industrial label printers and supplies. The Company purchases supplies and component parts from various suppliers, some of whom produce component parts on molds owned by the Company. Printers are manufactured by the Company and by subcontractors who produce printers from tools and dies owned by the Company. The Company also publishes and sells the AspenGuideR, the definitive computer printer industry compatibility guide which provides cross-reference information concerning ribbons, fax, laser and other related supplies.

    The Company markets its computer and data processing supplies products through (i) an in-house telemarketing organization primarily to end-users in the United States; (ii) dealers, and (iii) original equipment manufacturers. Label printers and supplies are principally marketed throughout North America and Western Europe through distributors and wholesalers, original equipment manufacturers who sell products under their own tradenames, office machine and office product dealers, specialty retailers and catalog houses.

    The Company's printer supplies businesss has approximately 12,000 accounts, none of which represents 10% of its business.

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

    Approximately 60% of the annual sales in the construction products business occurs during the first half of the year.

    Construction products are sold to over 275 customers. One customer accounts for approximately 5.2% of the sales of the construction product business. No other customer represents more than 5% of the annual sales of the construction products business.

    Firm order backlog totalled approximately $4,200,000 as of March 3, 1999 compared to approximately $3,900,000 at March 13, 1998.

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

ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                        Owned or   Square
      Location          Leased     Footage               Use

Cleveland, OH           Leased     312,000   Printer supply operations;
                                             construction products
                                             operations; executive/
                                             administrative facilities;
                                             portion subleased to third
                                             party

Scottsdale, AZ          Leased       4,400   Kroy's administrative
                                             offices; leased through
                                             December, 1999

St Croix Falls, WI      Leased      11,500   Kroy's coating plant and
                                             storage; leased through
                                             February, 2000

Scottsdale, AZ          Leased      10,100   Kroy's sign Division; leased
                                             through December, 2000

Reading, England        Leased      11,300   Kroy's European operations;
                                             leased through September,
                                             2006

Louisville, CO          Leased       1,500   Aspen's sales offices; leased
                                             through September, 2000

St. Louis, MO           Owned      100,000   Commercial printing/offices;
                                             leased month to month to a
                                             3rd party

Havana, IL              Owned       25,000   Retail; leased to a 3rd
                                             party through 2000


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 3l, l998.

                                PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

    Pubco's Common Stock is traded over-the-counter and quoted on NASDAQ's SmallCap Market under the symbol "PUBO". The following table presents the high and low sales prices of Pubco's Common Stock as reported by NASDAQ.

1997
    First Quarter                             $ 8 3/8         $ 7
    Second Quarter                              8 5/8           7 3/4
    Third Quarter                              11 1/2           8 1/4
    Fourth Quarter                             11 5/8          10 3/8

1998
    First Quarter                             $13 1/2         $10 1/4
    Second Quarter                             15 1/2          12
    Third Quarter                              12 3/8           9 1/4
    Fourth Quarter                             10 3/4           8 1/4

    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis.

(b) Holders.

    There were approximately 8,450 holders of Common Stock of record and approximately 240 holders of Class B Stock of record, as of March 1, 1999.

(c) Dividends.

    Pubco has never paid cash dividends on its Common Stock and Class B Stock and does not anticipate paying dividends on its Common Stock or Class B Stock in the forseeable future. In addition, no dividends may be paid on the Common Stock or Class B Stock while there is any unpaid dividend on the Preferred Stock. No preferred stock dividends are in arrears at December 31, 1998. Subject to the foregoing, the payment of dividends will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data

                                                    Years Ended December 31
                                    1998        1997        1996         1995         1994
Net Sales                         $ 68,660    $ 53,902    $ 51,069     $ 47,590     $ 46,016
Income from continuing
 operations before income
 taxes and minority interest         6,778       6,437       5,828        4,036        3,454
Net Income (Loss):
 Continuing Operations (A)           7,338      10,224       6,291        3,953        3,380
 Discontinued Operations (B)             -           -           -        1,100      (13,588)
Net Income (Loss)                    7,338      10,224       6,291        5,053      (10,208)
Net Income (Loss) Applicable
  to Common Stockholders (C)         6,463       9,367       5,416        4,178      (10,908)
Income (Loss) Per Share:
 Continuing Operations (C)            1.72        2.50        1.50          .89          .77
 Discontinued Operations (B)             -           -           -          .32        (3.92)
 Net Income (Loss)
 per Common Share (A)             $   1.72    $   2.50    $   1.50     $   1.21     $  (3.15)
Weighted Average
 Number of Shares                3,752,473   3,752,473   3,610,278    3,463,387    3,463,727

Selected Balance Sheet Data
                                                          December 31
                                    1998        1997         1996         1995         1994
Working Capital Ratio             3.3 to 1    2.6 to 1    2.8 to 1     2.3 to 1     1.3 to 1
Total Assets                      $ 85,359    $ 85,946    $ 64,523     $ 57,157     $ 50,902
Long-term Debt                       1,689           -           -        2,407          949
Stockholders' Equity                45,179      42,049      31,335       21,515       16,548
Common Stockholders'
 Equity (D)                         38,179      35,049      24,335       14,515        9,548
 Per Common Share (D)             $  10.17     $  9.34    $   6.49     $   4.19     $   2.76
Shares Outstanding
 at Year End                     3,752,473   3,752,473   3,752,473    3,461,727    3,463,727

(A) Income in 1998, 1997 and 1996 includes the benefit of recording an increase in the
    Company's deferred tax asset of $954, $4,265 and $735, respectively.  Refer to Note I.

(B) Includes the discontinuance of the apparel and retail segments in 1994.

(C) Net of Preferred Stock dividend requirements.

(D) Common Stockholders' Equity and Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of 1998 and 1997

Income before income taxes and minority interest increased in 1998 from 1997 primarily because of an increase in income at the Company's printer supplies business, which since October 20, 1997 has included Kroy, a producer of commercial and industrial labeling equipment and supplies.

Sales increased in 1998 from 1997 primarily because of the inclusion of Kroy.

Gross profit percentage increased in 1998 from 1997 primarily because of the inclusion of Kroy.

Selling, general and administrative expenses increased in 1998 from 1997 primarily because of the inclusion of Kroy.

The decrease in interest income in 1998 from 1997 is primarily the result of the purchase and funding of Kroy.

In the year ended December 31, 1997, in accordance with SFAS No. 109, "Accounting for Income Taxes", the Company's valuation allowance on its deferred tax assets related to net operating loss carryforwards and certain deductible temporary differences was reduced. The decrease in benefit in 1998 reflects the usage of a portion of the deferred tax asset that was recognized at December 31, 1997 offset by a slight decrease in the valuation allowance in 1998. Refer to Note I -- Income Taxes in the Notes to Consolidated Financial Statements.


Comparison of 1997 and 1996

Income before income taxes and minority interest increased in 1997 from 1996 primarily because of an increase in income both at the Company's construction products business and printer supplies business. The increase in net income applicable to common stockholders in 1997 from 1996 is primarily the result of the increase in the recognition of the benefits of deferred tax assets in 1997 ($4,265,000) from that of 1996 ($735,000).

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

The change in interest expense is primarily the result of lower borrowing levels at the Company's construction products business during 1997 compared to 1996. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets during the year prior to the acquisition of Kroy.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $26,192,000 of cash, cash equivalents, marketable securities and other short-term investments and $1,689,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company has a $2,500,000 working capital line for its printer supplies business. At December 31, 1998, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At December 31, 1998, borrowing under this line of credit was $1,689,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At December 31, 1998, letters of credit aggregating $1,528,900 were outstanding, but there were no borrowings under this line. The Company is continually reviewing business acquisition opportunities.

At December 31, 1998, the Company had commitments for capital expenditures of approximately $1,400,000, most of which were for equipment purchased for the printer supplies business. The Company will pay these amounts in 1999 primarily from existing funds.

Stockholders' equity of $45,179,000 at December 31, 1998 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1998, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at December 31, 1998.

In 1997, the Company reduced the valuation allowance by $5,065,000 resulting in a deferred tax benefit of $4,265,000. In 1998, the Company reduced the valuation allowance by $2,700,000 resulting in a deferred tax benefit of $954,000. The reductions recorded were based upon future taxable income projections over the next several years made by management of the Company. These projections take into consideration the recent acquisition of Kroy and the taxable income generated by the Company over the past three years. The Company will need to generate approximately $15,000,000 of future taxable income in order to realize the deferred tax assets recorded at December 31, 1998. This paragraph contains forward looking statements. The level of taxable income generated by the Company during the past three years is not necessarily indicative of the Company's ability to generate taxable income in future years. In addition, the Company's acquisition of Kroy does not assure profitability of that or other Company operations. A number of factors could prevent the Company from generating taxable income in the future or lower such income, including changes in technology, competitive pressures, raw material price increases, patent issues, and other factors which affect businesses generally.


Year 2000

Regarding the functionality of the Company's computer systems for the year 2000, the systems utilized by the printer supplies business and Pubco corporate (including stock transfer functions), are currently compliant. All of such systems had been routinely acquired by the Company and were already year 2000 compliant. Not all of the computer systems used by the Company's construction products business are presently year 2000 compliant. The construction products business expects that such systems will become completely compliant at a cost not to exceed $350,000 and that such compliance will be completed before the end of 1999.

New Accounting Standards

Refer to Note A -- Significant Accounting Policies in the Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Risk. The Company is exposed to market risk from changes in interest rates on its borrowings and investing activities. The Company has investments in various domestic and foreign debt securities which mature between the year 2000 and 2009. These investments had a market value of over $11,000,000 at December 31, 1998. Substantially all of these investments are denominated in US dollars at fixed rates of interest. Increases and decreases in prevailing interest rates generally translate to decreases and increases in market value of those debt instruments. Based upon recent interest rate fluctuations, the Company does not believe that near term changes in interest rates will materially affect the Company's consolidated financial position, results of operations or cash flows. In addition, these instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instruments, and other general market conditions. Interest rates on lines of credit are variable, based upon prime or LIBOR rates. Outstanding borrowings at December 31, 1998 were not significant.

Foreign Currency Risks. The Company is also exposed to foreign currency exchange rate risk. The Company's European operations expose it to translation risk when the local currency financial statements are translated to US Dollars. These currency exchange rate fluctuations may affect comparability of revenues and expenses from year to year. The European subsidiary is not significant to the Company's consolidated operations and, therefore, its operations do not result in any significant exposure to the Company from foreign currency exchange rate fluctuations. In the normal course of business, the Company's US operations make purchases that are denominated in foreign currency. One of the Company's US based operations enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in foreign currency. There were no such amounts outstanding at year end.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    PUBCO CORPORATION AND SUBSIDIARIES

                            DECEMBER 31, 1998

                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  /s/ Ernst & Young LLP
                                 -----------------------------
                                    Ernst & Young LLP


Akron, Ohio
March 24, 1999

CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)





                                                               December 3l
                                                            1998         1997

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  9,816     $  1,720
  Marketable securities and other
    investments available for sale--Note D                  16,376       25,661
  Trade receivables (less allowances of
    $848 in 1998 and $931 in 1997)                           7,972        7,549
  Inventories--Note H                                       11,625       11,000
  Deferred income tax assets                                 1,600        2,400
  Prepaid expenses and other current assets                  1,449        1,570
                                                          --------     --------
                             TOTAL CURRENT ASSETS           48,838       49,900




PROPERTY AND EQUIPMENT--Note H                               5,488        6,072




INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $1,294 in 1998 and $913 in 1997)--Note A                   3,891        4,204




OTHER NONCURRENT ASSETS                                     27,142       25,770
                                                          --------     --------
                                     TOTAL ASSETS         $ 85,359     $ 85,946
                                                          ========     ========







See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                               December 3l
                                                            1998         l997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  6,118     $  7,918
  Accrued liabilities--Note H                                8,492       11,505
                                                          --------     --------
                             TOTAL CURRENT LIABILITIES      14,610       19,423

LONG TERM DEBT--Note G                                       1,689            -

DEFERRED CREDITS AND NONCURRENT LIABILITIES                 23,197       23,812

MINORITY INTERESTS                                             684          662

STOCKHOLDERS' EQUITY--Notes A, C and E

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued
      and outstanding in 1998 and 1997 ($7,000
      aggregate liquidation preference)                          1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued                      -            -
  Common Stock:
    Common Stock-par value $.01; 5,000,000
      shares authorized; 3,201,131 issued
      and 3,199,131 outstanding in 1998
      and 3,200,871 issued and 3,198,871
      outstanding in 1997                                       32           32
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 553,342 issued and
      outstanding in 1998 and 553,602 issued
      and outstanding in 1997                                    6            6
  Additional paid in capital                                32,180       32,180
  Retained earnings                                         12,729        6,266
  Accumulated other comprehensive income                       243        3,576
                                                          --------     --------
                                                            45,191       42,061
  Treasury stock at cost, 2,000 shares
    in 1998 and 1997                                           (12)         (12)
                                                          --------     --------
                            TOTAL STOCKHOLDERS' EQUITY      45,179       42,049
                                                          --------     --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 85,359     $ 85,946
                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                               Year Ended December 3l
                                                             1998        1997        1996
Net sales                                                 $ 68,660    $ 53,902    $ 51,069
Cost of sales                                               45,747      37,510      36,747
                                                          --------    --------    --------
                                        GROSS PROFIT        22,913      16,392      14,322

Selling, general and administrative expenses                19,086      13,470      11,339
Interest expense                                               120          48         113
Interest income                                             (2,370)     (2,777)     (2,400)
Other income, net                                             (701)       (786)       (558)
                                                          --------     -------    --------

    INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         6,778       6,437       5,828


(Benefit) for income taxes--Note I                            (696)     (3,955)       (534)
                                                          --------     -------     -------

                     INCOME BEFORE MINORITY INTEREST         7,474      10,392       6,362


Minority interest                                             (136)       (168)        (71)
                                                          --------     -------     -------

                                          NET INCOME         7,338      10,224       6,291


Preferred stock dividend requirements                          875         857         875
                                                          --------    --------    --------
        NET INCOME APPLICABLE TO COMMON STOCKHOLDERS      $  6,463    $  9,367    $  5,416
                                                          ========    ========    ========

                        NET INCOME PER SHARE--Note A      $   1.72    $   2.50    $   1.50
                                                          ========    ========    ========

Weighted average number of shares
  outstanding--Notes A and E                             3,752,473   3,752,473   3,610,278
                                                         =========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

Three Years Ended December 3l, l998
                            Preferred   Common    Class B                          Accumulated
                              Stock     Stock      Stock   Additional  Retained      Other
                               Par       Par        Par     Paid In    Earnings   Comprehensive
                              Value     Value      Value    Capital    (Deficit)     Income       Total
Balance at January 1, 1996    $ 1        $29        $ 6     $30,082    $ (9,392)    $   801      $21,527

  Net income for 1996                                                     6,291                    6,291
  Other comprehensive
    Income--Note C                                                                    1,428        1,428
    Total comprehensive                                                                          -------
      income                                                                                       7,719
  Preferred Stock
    dividends paid at
    $12.50 per share
    --Note E                                                   (875)                                (875)
  Shares issued
    (290,746)--Note B                      3                  2,973                                2,976
                              ---        ---        ---     -------    --------     -------      -------
Balance at December 31,
  1996                        $ 1        $32        $ 6     $32,180    $ (3,101)    $ 2,229      $31,347

  Net income for 1997                                                    10,224                   10,224
  Other comprehensive
    Income--Note C                                                                    1,347        1,347
    Total comprehensive                                                                          -------
      income                                                                                      11,571
  Preferred Stock
    dividends paid at
    $12.25 per share
    --Note E                                                               (857)                    (857)
                              ---        ---        ---     -------    --------     -------      -------
Balance at December 31, 1997  $ 1        $32        $ 6     $32,180    $  6,266     $ 3,576      $42,061

  Net income for 1998                                                     7,338                    7,338
  Other comprehensive
    Income--Note C                                                                   (3,333)      (3,333)
    Total comprehensive                                                                          -------
      income                                                                                       4,005
  Preferred Stock
    dividends paid at
    $12.50 per share
    --Note E                                                               (875)                    (875)
                              ---        ---        ---     -------    --------     -------      -------
Balance at December 31, 1998  $ 1        $32        $ 6     $32,180    $ 12,729     $   243      $45,191
                              ===        ===        ===     =======    ========     =======      =======

See notes to consolidated financial statements.

                                18.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                                      Year Ended December 3l
                                                                   1998        1997          1996
OPERATING ACTIVITIES
  Net income                                                  $   7,338     $ 10,224      $  6,291
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               1,031        1,180         1,358
      Deferred income taxes                                        (800)      (4,265)         (735)
      Net (gain) on sales of securities                            (595)        (779)          (51)
      Net loss (gain) on disposal of fixed assets                     1           71          (500)
      Minority interest                                              22           54           (36)
      Changes in operating assets and liabilities
        net of acquisitions:
          Trade receivables                                        (423)          34           648
          Inventories                                              (625)      (1,149)          766
          Accounts payable                                       (1,800)         387           486
          Other current liabilities                              (3,013)      (1,023)         (380)
          Other, net                                                274          422          (755)
                                                              ---------     --------      --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES           1,410        5,156         7,092

INVESTING ACTIVITIES
  Purchases of marketable securities                             (1,692)      (9,971)      (20,882)
  Proceeds from sales of marketable securities                    8,404       11,323         9,320
  Purchases of fixed assets                                        (851)        (154)         (173)
  Proceeds from the sale of fixed assets                             11           27         2,095
  Acquisition of Kroy                                                 -         (273)            -
  Purchase of subsidiaries' stock                                     -            -           (43)
                                                              ---------     --------      --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           5,872          952        (9,683)

FINANCING ACTIVITIES
  Net (repayments) on loans payable                                   -            -          (289)
  Proceeds from long-term debt                                   16,822       24,325        26,294
  Principal payments on long-term debt                          (15,133)     (29,395)      (28,919)
  Dividends paid on preferred stock                                (875)        (857)         (875)
                                                              ---------     --------      --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             814       (5,927)       (3,789)
                                                              ---------     --------      --------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           8,096          181        (6,380)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1,720        1,539         7,919
                                                              ---------     --------      --------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $   9,816     $  1,720      $  1,539

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, l998
($ in 000's except share amounts)




NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of Pubco Corporation ("Company" or "Pubco") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

On October 20, 1997, Pubco acquired all of the outstanding stock of Kroy, Inc. (which later became Kroy LLC). The operations of Kroy from the date of its acquisition are included in the consolidated statements of operations and its assets and liabilities are included in the consolidated balance sheets.

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

Cash and Cash Equivalents: Cash equivalents are composed of all highly liquid investments generally with a maturity of three months or less at the time of purchase, carried at cost, which approximates fair value.

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

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and marketable securities, other investments and long term debt. Long term debt is at market rates of interest that adjust frequently. The carrying amount of long term debt approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The Company had no amounts outstanding at December 31, 1998 and 1997.

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

Research and Development Costs: The Company performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $1,380, $638 and $385 for the years ended December 31, 1998, 1997 and 1996.

Per Common Share Amounts: Per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding. The Company had no dilutive securities outstanding for any period presented. Accordingly, basic and diluted earnings per share are the same.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

New Accounting Standards: In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- Reporting on the Costs Of Start-Up Activities (the "SOP"). The SOP is effective for the Company in 1999 and would require the writeoff of any amounts deferred within the Balance Sheet related to start-up activities, as defined within the SOP. The Company has reviewed the provisions of the SOP and does not believe that its adoption will have a material adverse impact on its earnings or financial condition.

Reclassifications: Certain amounts presented in prior years' financial statements and the notes thereto have been reclassified to conform with the 1998 presentation.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE B--BUSINESS COMBINATIONS

On October 20, 1997, Pubco purchased all of the stock of Kroy, Inc. and a Company subsidiary acquired Kroy's bank debt for approximately $5,000. The subsidiary now acts as Kroy's secured lender.

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

                                                    1997             1996

Net sales                                         $72,822          $77,954
                                                  =======          =======
Net income                                        $ 8,547          $ 4,123
                                                  =======          =======
Earnings per common share                         $  2.28          $   .90
                                                  =======          =======

PUBCO CORPORATION AND SUBSIDIARIES



NOTE C--OTHER COMPREHENSIVE INCOME

As required, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. This standard does not impact net income or total stockholders' equity. SFAS No. 130 requires the Company's change in its unrealized gains on investments available for sale and foreign currency translation adjustment to be included in other comprehensive income. The prior period's financial statements have been reclassified to conform with these requirements.

Other comprehensive income consists of the following:

                                                   Year Ended December 31
                                               l998         l997         1996

  Other Comprehensive Income:
    Unrealized holding gains (losses)
      on investments available for sale
      arising during the period              $(2,728)     $ 2,136      $ 1,479
    Less reclassification adjustment
      for gains on investments available
      for sale                                  (595)        (779)         (51)
    Unrealized currency translation
      adjustments arising during the period      (10)         (10)           -
                                             -------      -------      -------
    Total Other Comprehensive Income         $(3,333)     $ 1,347      $ 1,428
                                             =======      =======      =======

  Accumulated Other Comprehensive Income:
    Unrealized holding gains (losses)
      on investments available for sale      $   263      $ 3,586      $ 2,229
    Cumulative translation adjustment            (20)         (10)           -
                                             -------      -------      -------
    Total accumlated other comprehensive
      income                                 $   243      $ 3,576      $ 2,229
                                             =======      =======      =======

PUBCO CORPORATION AND SUBSIDIARIES



NOTE D--MARKETABLE SECURITIES

The following is a summary of available for sale securities:

                                                        Gross        Gross      Estimated
                                                      Unrealized   Unrealized     Fair
                                            Cost         Gains      (Losses)      Value
    December 31, 1998
    US Corporate Equity Securities       $  4,835      $  1,124      $   (698)   $  5,261
    US Corporate Debt Securities            5,716           132          (541)      5,307
    Foreign Government Debt Securities        719           256             -         975
    Foreign Corporate Debt Securities       4,688           145             -       4,833
                                         --------      --------      --------    --------
                                         $ 15,958      $  1,657      $ (1,239)   $ 16,376
                                         ========      ========      ========    ========

    December 31, 1997
    US Corporate Equity Securities       $  4,426      $    991      $     (9)   $  5,408
    US Corporate Debt Securities           10,444         1,274          (110)     11,608
    Foreign Government Debt Securities      2,294         1,062             -       3,356
    Foreign Corporate Debt Securities       4,911           420           (42)      5,289
                                         --------      --------      --------    --------
                                         $ 22,075      $  3,747      $   (161)   $ 25,661
                                         ========      ========      ========    ========

The gross realized gains on sales of securities available for sale totaled $998, $855 and $1,086 for 1998, 1997 and 1996, respectively. The gross realized losses totaled $403, $76 and $1,035 in 1998, 1997 and 1996, respectively.

The cost and estimated fair value of debt securities at December 31, 1998, by estimated maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                               Estimated
                                                   Cost        Fair Value

    Due in one year or less                      $      -       $      -
    Due after one year through three years          2,347          2,298
    Due after three years                           8,776          8,817
                                                 --------       --------
                                                 $ 11,123       $ 11,115
                                                 ========       ========

PUBCO CORPORATION AND SUBSIDIARIES




NOTE E--STOCKHOLDERS' EQUITY

The Company's Common Stock has one vote per share and Class B Stock has ten votes per share. Transferability of Class B Stock is restricted and, accordingly, there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis. Conversions of Class B Stock were 260, 2,783 and 645 shares during 1998, 1997 and 1996, respectively.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 1998, the Company paid $875 ($12.50 per share) of Preferred Stock Series A dividends. The Company's Preferred Stock is subject to redemption, in whole or in part, at the Company's option at a redemption price equal to the face value of the Preferred Stock (and any unpaid cumulative dividends). As of December 31, 1998, there were no undeclared and unpaid dividends on the Preferred Stock.

Stockholders' equity of $45,179 at December 31, 1998 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1998, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity.

The 1998 Equity Incentive Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan as approved by the stockholders is 200,000. No stock awards were issued under the Plan during 1998. During 1999, the Board amended the Plan, subject to stockholder approval within 12 months of the date of the amendment, to increase the number of shares issuable under the Plan by 120,000 shares to 320,000 shares. Also in 1999, the Board issued non-statutory stock options to purchase 220,000 shares at $9.00 per share, 20,000 of which are subject to approval of the amendment by the stockholders. The options vest over four years. None of such options are presently exercisable.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, and are included in Other Noncurrent Assets. The liabilities associated with these plans are included in Other Liabilities. In 1997, the Company adopted a 401(k) plan for its printer supplies business and its corporate employees. The construction products business also maintains a 401(k) plan. Kroy also maintains a 401(k) for its employees. The Company partially matches employee deferrals under these plans. Expenses under these various plans aggregated approximately $419, $391 and $366 for the years ended December 3l, 1998, l997 and l996, respectively.

The Company makes contributions to a collectively-bargained, multiemployer defined benefit pension plan. The Company contributed and charged to expense $77, $55 and $10 for the years ended December 3l, l998, l997 and 1996, respectively, for the plan. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable. In the event of a withdrawal from the plan, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. Management does not intend to take any action that would subject the Company to any such liability under the plan.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $381 and $226 at December 31, 1998 and 1997, respectively, which amounts have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $74, $73 and $62 for 1998, 1997 and 1996, respectively.

Since 1986, the Company's President has deferred his salary under the terms of deferred compensation plans established for his benefit. As compensation is earned by him, it is paid by the Company to deferred compensation trusts and included in selling, general and administrative expenses. Amounts are being distributed to him by the trusts in accordance with the terms of the deferred compensation plans. The securities included in these trusts are classified as trading and, accordingly, are stated at fair value. Unrealized gains (losses) were ($3,313), ($1,055) and $1,564 for the years ended December 31, 1998, 1997 and 1996, respectively.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--RETIREMENT PLANS--CONTINUED

Realized and unrealized gains and losses, interest, dividends and plan expenses are reflected in other income, net, and total ($59), $4,615 and $3,013 for the years ended December 31, 1998, 1997 and 1996, respectively. There is no resulting effect on net income, because these are matched by adjustments to deferred compensation expense, which are also included in other income, net. The amounts of these charges were $59, ($4,615) and ($3,013) for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.


NOTE G--FINANCING ARRANGEMENTS

The Company has a $10,000 revolving credit facility at LIBOR plus 1.5% or the lending bank's prime rate ("Prime"), at the Company's option, expiring in 2000, with no outstanding borrowings at December 31, 1998. The Company has a $2,500 demand credit facility at LIBOR plus 2% or Prime, at the Company's option, with no outstanding balance at December 31, 1998. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or Prime, at the Company's option, expiring in 2000, with $1,689 outstanding at weighted average interest rate of 7.58% at December 31, 1998.

Total interest payments by the Company were $113, $59 and $120 for the years ended December 31, 1998, 1997 and 1996, respectively.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--OTHER INFORMATION

                                                  December 31
                                             1998             1997

Inventories:
  Raw materials and supplies               $  6,389         $  5,585
  Work in process                               303              596
  Finished goods                              4,933            4,819
                                           --------         --------
                                           $ 11,625         $ 11,000
                                           ========         ========
Property and equipment:
  Land and buildings                       $  1,475         $  1,475
  Machinery, equipment and fixtures          12,344           12,427
  Leasehold improvements                      3,192            3,154
  Construction in progress                      237              188
                                           --------         --------
                                             17,248           17,244
  Less accumulated depreciation and
    amortization                            (11,760)         (11,172)
                                           --------         --------
                                           $  5,488         $  6,072
                                           ========         ========
Other noncurrent assets:
  Assets held for deferred compensation    $ 19,394         $ 19,659
  Deferred income tax assets                  4,200            2,600
  Other                                       3,548            3,511
                                           --------         --------
                                           $ 27,142         $ 25,770
                                           ========         ========
Accrued liabilities:
  Payroll and other employee benefits      $  2,462         $  3,552
  Accrued taxes                               1,687            1,659
  Other                                       4,343            6,294
                                           --------         --------
                                           $  8,492         $ 11,505
                                           ========         ========
Deferred credits and non-current
   liabilities:
  Deferred compensation liability          $ 19,394         $ 19,659
  Other                                       3,803            4,153
                                           --------         --------
                                           $ 23,197         $ 23,812
                                           ========         ========

Under current accounting rules, assets of the deferred compensation trusts must be accounted for as if they are assets of the Company although the assets are not available for general corporate use by the Company and could only be available to creditors of the Company in the event of the Company's bankruptcy.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE I--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The (benefit) provision for income taxes consists of the following components:

                                               Year Ended December 3l
                                           1998         1997          1996

   Federal provision-current             $  190        $  199        $  156

   Deferred benefit                        (954)       (4,265)         (735)

   State and local provision-current         68           111            45
                                         ------        ------        ------
                                         $ (696)      ($3,955)       $ (534)
                                         ======        ======        ======

Income taxes paid by the Company were $258, $310 and $192 for the years ended December 31, 1998, 1997 and 1996, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                Year Ended December 3l
                                           1998          1997          1996

Statutory federal rate                     34.0%         34.0%         34.0%
State and local tax, net of
  federal tax benefit                        .3           1.0            .6
Reduction of valuation allowance
  for deferred tax assets                 (39.8)        (95.1)        (33.6)
Other                                      (4.8)         (1.3)        (10.2)
                                           ----          ----          ----
                                          (10.3%)       (61.4%)        (9.2%)
                                           ====          ====           ===

At December 31, 1998, the Company had available net operating loss carryforwards of approximately $3,900 for federal income tax purposes. Approximately $656 are subject to limitations based on certain subsidiaries' ability to generate future taxable income. The loss carryforwards, if not used, will expire as follows: $140 in 2007, $260 in 2008 and $3,500 in 2009.

In addition, for tax purposes, the Company has investment tax credit carryforwards of approximately $70 which expire between 1999 and 2000 and alternative minimum tax credit carryforwards of approximately $1,040.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant

PUBCO CORPORATION AND SUBSIDIARIES



NOTE I--INCOME TAXES--CONTINUED

components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                    1998              1997
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $  2,800          $  4,700
      Deferred compensation                          7,200             6,100
      Other                                          3,600             4,900
                                                  --------          --------
        Total deferred tax assets                   13,600            15,700
    Deferred tax liabilities:
      Tax over book depreciation                       500               700
      Other                                            200               200
                                                  --------          --------
          Total deferred tax liabilities               700               900
                                                  --------          --------
    Net deferred tax assets                         12,900            14,800
      Valuation allowance for
        deferred tax assets                         (7,100)           (9,800)
                                                  --------          --------
    Net deferred taxes                            $  5,800          $  5,000
                                                  ========          ========

The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In 1997, the Company reduced the valuation allowance by $5,065 resulting in a deferred tax benefit of $4,265. In 1998, the Company reduced the valuation allowance by $2,700 resulting in a deferred tax benefit of $954. The reductions recorded were based upon future taxable income projections over the next several years made by management of the Company. These projections take into consideration the recent acquisition of Kroy and the taxable income generated by the Company over the past three years. The Company would need to generate approximately $15,000 of future taxable income in order to realize the net deferred taxes recordable at December 31, 1998.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS

Pubco and certain of its subsidiaries are parties to separate leasing arrangements for office and factory space in an approximately 312,000 square foot building owned and operated by a partnership that is controlled by the majority stockholder of the Company. The Company's printer supplies business and construction products business conduct substantially all of their business activities from this building. Pubco has its corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 1998, 1997 and 1996.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable leases for periods ranging from 1 to 10 years. Total rental expense from continuing operations under all operating leases is summarized below:


                                             Year Ended December 31
                                        1998          1997          1996


   Minimum rentals                   $ 1,491       $   867       $   600
   Sublease rental income                (67)          (66)          (61)
                                     -------       -------       -------
                                     $ 1,424       $   801       $   539
                                     =======       =======       =======

At December 3l, l998, the commitments under non-cancellable operating leases are as follows:

                                    Operating
                                      Leases

       l999                          $ 1,083
       2000                              848
       2001                              672
       2002                              651
       2003                              650
       Thereafter                        532
                                     -------
                                     $ 4,436
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES


NOTE K--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:

                                                   Printer    Construction
                                                   Supplies   Products
                                                   Business   Business       Corporate   Consolidated
1998

Net sales                                          $ 44,272     $ 24,388      $      -     $ 68,660
Trade receivables                                     5,200        2,762            10        7,972
Income before income taxes and minority interest      4,655        1,577           546        6,778
Identifiable assets                                  19,846       10,210        55,303       85,359
Capital expenditures                                    579          225            47          851
Depreciation and amortization                           401          373           257        1,031

1997

Net sales                                          $ 29,373     $ 24,529      $      -     $ 53,902
Trade receivables                                     4,969        2,460           120        7,549
Income before income taxes and minority interest      3,840        1,992           605        6,437
Identifiable assets                                  22,195        9,257        54,494       85,946
Capital expenditures                                     29           94            31          154
Depreciation and amortization                           160          390           630        1,180

1996

Net sales                                          $ 25,930     $ 25,139      $      -     $ 51,069
Trade receivables                                     2,445        1,909            56        4,410
Income before income taxes and minority interest      3,344        1,624           860        5,828
Identifiable assets                                  10,610        8,528        45,385       64,523
Capital expenditures                                     45           57            71          173
Depreciation and amortization                           348          381           629        1,358

The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

The Company has a subsidiary which sells printer supplies in Europe and contributes approximately 8% to the Company's consolidated sales and represents approximately 3% of the Company's consolidated assets. Total long-lived assets of this subsidiary are not material.

Corporate includes income producing assets, certain amounts related to the previously discontinued segments and amounts held for deferred compensation arrangements. The printer supplies business includes the operations of Kroy which was acquired in October, 1997.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations in 1998 and 1997 are set forth below.

                                                      1998
                                     1st         2nd         3rd         4th
                                   Quarter     Quarter     Quarter     Quarter

Net sales                         $ 20,035    $ 17,286    $ 16,531    $ 14,808
                                  ========    ========    ========    ========
Gross profit                      $  6,551    $  5,712    $  5,858    $  4,792
                                  ========    ========    ========    ========
Net income                        $  1,567    $  1,281    $  1,327    $  3,163
                                  ========    ========    ========    ========
Income applicable to
  Common Stockholders             $  1,348    $  1,062    $  1,109    $  2,944
                                  ========    ========    ========    ========
Net income per
  common share                    $    .36    $    .28    $    .30    $    .78
                                  ========    ========    ========    ========

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
                                  ========    ========    ========    ========

Net income in the 4th quarter of 1997 included an adjustment to recognize deferred tax assets of $4,265. A change in the Company's effective tax rate in the 4th quarter of 1998 resulted in a $2,610 adjustment to net income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

    Glenn E. Corlett, age 55, Director since February, 1997, has been Dean of the Business School at Ohio University since July 1, 1997. Between November, 1996 and June 30, 1997, Mr. Corlett was an independent business consultant. Prior to November, 1996, Mr. Corlett was the Executive Vice President and Chief Operating Officer of N.W. Ayer, Incorporated, an advertising agency he joined in 1990.

    William A. Dillingham, age 55, Director, has been President of the Company's printer supplies business for more than the past five years. Mr. Dillingham was appointed a Director of the Company in December, 1997.

    Harold L. Inlow, age 65, Director, is an independent business consultant who has consulted for the Company since 1995.  Mr. Inlow was
President of the Company's former retail subsidiary prior to 1995.    Mr.
Inlow was appointed a Director of the Company in December, 1997.

    Stephen R. Kalette, age 48, has been a Director of Pubco since December, 1983 and has been an executive officer of Pubco since April, 1984. Mr. Kalette currently serves as its Vice President,
Administration, General Counsel and Secretary.

    Robert H. Kanner, age 51, has been a Director and executive officer of Pubco since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Financial Officer.

    Leo L. Matthews, age 59, has been President of the Company's construction products business since it was acquired in March, 1993. Between 1987 and 1993, Mr. Matthews provided consulting services in strategic planning, marketing, management and finance.

Family Relationships

    There are no familial relationships between any Director and executive officer of Pubco.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of Pubco who are responsible for day-to-day operations. In 1998, the Board held two meetings and took action by unanimous written consent on two other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    Pubco has a standing Audit Committee. The Audit Committee, which did not meet in 1998, consists of Mr. Corlett and Mr. Inlow. The Audit Committee (i) reviews the internal controls of Pubco and its financial reporting; (ii) meets with the Chief Financial Officer and such other officers as it, from time to time, deems necessary; (iii) meets with Pubco's independent public auditors and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such auditors, and the adequacy of the Company's internal accounting controls; and (iv) recommends to the Board the appointment of the independent auditors.

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

                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position       Year  Salary($)    ($)         ($)       Awards ($)  SARs(#)   ($)         ($)

Robert H. Kanner(1)
     Chairman, CEO,   1998  $525,000      ---     $74,710(2)       ---       ---      ---   $181,605(3,4,5)
     President &      1997   525,000      ---      72,014          ---       ---      ---    184,691
     CFO              1996   525,000      ---      64,917          ---       ---      ---    185,560


Stephen R. Kalette
     VP-Admin.,       1998  $330,000      ---     $27,600(6)       ---       ---      ---   $ 35,757(4,5)
     General Counsel  1997   330,000      ---      26,416          ---       ---      ---     35,799
     & Secretary      1996   330,000      ---      25,022          ---       ---      ---     35,076


William A. Dillingham(7)
     President of     1998  $450,000      ---     $10,091(7)       ---       ---      ---   $ 31,000(5,8)
     Buckeye Division 1997   450,000      ---       5,473          ---       ---      ---     31,000
                      1996   450,000      ---       7,284          ---       ---      ---     30,000


Leo L. Matthews(9)
     President of     1998  $130,000   $ 70,000   $ 5,703(10)      ---       ---      ---   $ 11,000(11)
     Allied           1997   130,000     90,900     5,163          ---       ---      ---     10,847
                      1996   120,000     85,055     5,459          ---       ---      ---      7,200

















(1)      Mr. Kanner deferred his entire salary for each of the years reported under the terms of deferred compensation plans established for his benefit.  The amounts reported for each year are the amounts deferred for that year.  As compensation is earned by
         Mr. Kanner, it is paid by the Company to deferred compensation trusts.  These amounts are being distributed to Mr. Kanner by the trusts in accordance with the terms of the deferred compensation plans.

(2)      Of the amount shown in the table, $70,258 in 1998, $67,620 in 1997 and $61,370 in
         1996 represents the premiums on life insurance paid for by the Company on Mr.
         Kanner's life, and for which the Company is not a beneficiary; and $4,452 in 1998,
         $4,394 in 1997 and $3,547 in 1996 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $122,100 in 1998, $125,400 in 1997 and $127,900 in 1996
         represents a payment by the Company toward the premium on split dollar life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.
         The amounts will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $58,505 in 1998, $58,291 in 1997 and $57,660 in 1996
         of the amounts shown in the table for Mr. Kanner and $34,757 in 1998, $34,799 in
         1997 and $35,076 in 1996 of the amounts shown in the table for Mr. Kalette are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      In 1997, the Company adopted a 401-K plan to provide retirement benefits for employees of Pubco and the Company's printer supplies business, including officers.
         Participating employees make voluntary contributions to the Plan, a portion of which
         the Company matches.   Of the amounts shown in the 1998 and 1997 tables for Mr.
         Kalette and Mr. Kanner, $1,000 was contributed by Pubco to such plan.  Of the amount shown in the 1998 and 1997 tables for Mr. Dillingham, $1,000 was contributed by
         Buckeye to such plan.  Vesting of benefits under the plan is phased in over six years.

(6)      Of the amount shown in the table, $23,085 in 1998, $22,210 in 1997 and $21,396 in
         1996 represents the premiums on life insurance paid for by the Company on Mr.
         Kalette's life, and for which the Company is not a beneficiary; and $4,057 in 1998,
         $3,725 in 1997 and $3,154 in 1996 represents the cost of providing Mr. Kalette with use of an automobile during the year

(7)      All of the amounts shown as paid to or for Mr. Dillingham were paid by the Company's printer supplies business.  Of the amount shown in the table, $4,425 in 1998, $3,885 in 1997 and $3,535 in 1996 represents the premiums on life insurance paid for by the
         Company's printer supplies business on Mr. Dillingham's life, and for which it is not a beneficiary; and $5,666 in 1998, $1,588 in 1997 and $3,749 in 1996  represents the cost of providing Mr. Dillingham with use of an automobile during the year.

(8)      In 1988, the Company's printer supplies business adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to arestrictive vesting schedule.  Of the amount shown in the table for Mr. Dillingham, $30,000 was contributed to such plan for the benefit of such executive officer with respect to each of the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(9)      All of the amounts shown as paid to or for Mr. Matthews were paid by the Company's construction products business.  Mr. Matthews has an employment agreement with such business providing for a minimum $130,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses.

(10)     Of the amount shown in the table, $1,710 in 1998, $1,710 in 1997 and $1,710 in 1996 represents the premiums on life insurance paid for by the construction products business on Mr. Matthew's life, and for which it is not a beneficiary; and $3,993 in
         1998, $3,453 in 1997 and $3,749 in 1996 represents the cost of providing Mr.
         Matthews with use of an automobile during that year.

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

1998 Equity Incentive Plan

    In July, 1998, the Board of Directors adopted the Company's 1998 Equity Incentive Plan, subject to approval by the Company's stockholders which was obtained at the Annual Meeting of Stockholders held on September 14, 1998. The Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan as approved by the stockholders is 200,000. No stock awards were issued under the Plan during 1998. During 1999, the Board amended the Plan, subject to stockholder approval within 12 months of the date of the amendment, to increase the number of shares issuable under the Plan by 120,000 shares to 320,000 shares. Also in 1999, the Board issued non-statutory stock options to purchase 220,000 shares, 20,000 of which are subject to approval of the amendment by the stockholders. Mr. Dillingham and Mr. Kalette were issued options to purchase 100,000 and 20,000 shares, respectively, under the Plan. Other officers and non-officer employees of the Company were issued options to purchase a total of 100,000 shares. None of such options are presently exercisable.

Compensation of Directors

    The Company pays its outside Director an annual fee of $15,000, payable monthly. The Company also reimburses its Directors for any expense reasonably incurred while performing services for the Company. Directors who are employees of the Company or otherwise receive compensation from the Company do not receive any fee for acting as Directors of the Company.


      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As Directors of the Company, Mr. Kanner and Mr. Kalette participate in Board of Directors' deliberations and decisions concerning executive officer compensation. Mr. Kanner and Mr. Kalette are executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 1999 (i) the number of shares of Pubco's stock owned, directly or indirectly, by each Director and executive officer of the Company and by all Directors and officers as a group, and (ii) the number of shares of Pubco's stock held by each person who was known by Pubco to beneficially own more than 5% of Pubco's stock:

                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder         Ownership (1)(2)     Class      Ownership (1)(2)     Class      Power

Glenn E. Corlett                  --         --                  --           --         --
Harold L. Inlow                   --         --                  --           --         --
Stephen R. Kalette               166          *              13,759          2.5        1.6
Robert H. Kanner(3)        2,066,894       64.6             514,044         92.9       82.5
William A. Dillingham          3,725          *                  --           --          *
Leo L. Matthews(4)                --         --                  --           --         --
  3830 Kelley Avenue
  Cleveland, OH 44114

All Directors and
  officers as a group      2,070,785       64.7             527,903         95.4       84.2
  (7 persons)(3)

FMR Corp. (5)
  82 Devonshire Street
  Boston, MA 02109           319,500        9.9                  --           --        3.7

* indicates less than 1%.

(1) Except as set forth below, each owner has sole voting and investment power with respect to the shares beneficially owned by him.

(2) Class B Stock is convertible into Common Stock on a share for share basis. Therefore, ownership of Class B Stock may also be deemed to be beneficial ownership of the same number of shares of Common Stock.

(3) Does not include 800 shares of Common Stock owned by Mr. Kanner as custodian for his children, as to which shares he disclaims beneficial ownership.

(4) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.

(5) Information concerning FMR Corp. is based upon disclosure contained in a Schedule 13(G) filed with the SEC and the Company as of February 1, 1999.

Warrants and Options to Purchase Securities

    No warrants, options or rights to purchase the Company's Common Stock were granted by the Company to, or exercised by, any officer or Director of the Company during 1998. SEE ITEM 11, Executive Compensation - 1998 Equity Incentive Plan.

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

                                PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)   l.  List of Financial Statements
                                                         Page Number

          Consolidated Balance Sheets at
          December 3l, l998 and l997........................   14

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 3l, l998....................   16

          Consolidated Statements of Stockholders'
          Equity for each of the three years in
          the period ended December 3l, l998................   17

          Consolidated Statements of Cash Flows
          for each of the three years in the
          period ended December 3l, l998....................   18

          Notes to Consolidated Financial Statements........   19


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

          3.  List of Exhibits

          Exhibit
            No.                        Description

          10.32 August 26, 1998 (Ninth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association.

          21            Subsidiaries of the Registrant.

          27            Financial Data Schedule.

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

          10.26 Stock Purchase Agreement between Pubco and Marion and Warren Pollock. [Form 8-K dated October 20, 1997, Exhibit 10.26]

          10.27 Stock Purchase Agreement between Pubco and Quest Equities Corp. [Form 8-K dated October 20, 1997,
                        Exhibit 10.27]

          10.28 June 30, 1997 (Seventh) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.28]

          10.29 July 11, 1997 (Eighth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.29]

          10.30 Amended and Restated Master Promissory Note, Pledge and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.30]

          10.31 Second Amended and Restated Master Promissory Note and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association for the Buckeye Business Products, Inc. Division. [Form 10-K for year ended December 31, 1997, Exhibit 10.31]

          10.33         Pubco Corporation 1998 Equity Incentive Plan.
                        [Information Statement for September 14, 1998 Annual Meeting of Stockholders, Appendix A]


    (b)  Reports on Form 8-K Filed during Fourth Quarter

          None

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


Date:  March 25, l999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:


                                       /s/ Robert H. Kanner
                                     -------------------------------
                                     Robert H. Kanner, Director


                                       /s/ Stephen R. Kalette
                                     -------------------------------
                                     Stephen R. Kalette, Director


                                       /s/ Glenn E. Corlett
                                     -------------------------------
                                     Glenn E. Corlett, Director


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

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 1998            931        $   42     $    -        $  125 (A)       $  848


Year ended December 31, 1997         $  269        $   17     $  672 (B)    $   27 (A)       $  931


Year ended December 31, 1996         $  279        $   61     $    -        $   71 (A)       $  269




(A)  Bad-debt writeoffs.

(B)  Allowances for doubtful accounts acquired.


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

    10.25 Stock Purchase Agreement between Pubco and Kroy Holding Company. [Form 8-K dated October 20, 1997,
                   Exhibit 10.25]

    10.26 Stock Purchase Agreement between Pubco and Marion and Warren Pollock. [Form 8-K dated October 20, 1997,
                   Exhibit 10.26]

    10.27 Stock Purchase Agreement between Pubco and Quest Equities Corp. [Form 8-K dated October 20, 1997,
                   Exhibit 10.27]

    10.28 June 30, 1997 (Seventh) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.28]

    10.29 July 11, 1997 (Eighth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.29]

    10.30 Amended and Restated Master Promissory Note, Pledge and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.30]

    10.31 Second Amended and Restated Master Promissory Note and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association for the Buckeye Business Products, Inc. Division. [Form 10-K for year ended December 31, 1997, Exhibit 10.31]

    10.32 August 26, 1998 (Ninth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.32]

    10.33          Pubco Corporation 1998 Equity Incentive Plan.
                   [Information Statement for September 14, 1998 Annual Meeting of Stockholders, Appendix A]

    21             Subsidiaries of the Registrant.

    27             Financial Data Schedule

                           NINTH AMENDMENT TO
             CREDIT FACILITY AND SECURITY AGREEMENT ('Amendment')


     WHEREAS, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (herein called the "Borrower") and KEY CORPORATE CAPITAL INC., a Michigan corporation (herein referred to as the "Lender") by assignment from KeyBank National Association (formerly known as Society National Bank), a national banking association, entered into a Credit Facility and Security Agreement dated March 1, 1993, which has previously been amended from time to time (as amended, herein called the "Agreement"), and

     WHEREAS, the Borrower and the Lender have agreed to further amend the Agreement to extend the Termination Date of the Agreement and to adjust the interest payable on the outstanding balance of the Revolving Credit Loan;

     NOW, THEREFORE, for valuable consideration received to their mutual satisfaction, the Borrower and the Lender hereby agree as follows:

     1. The definitions of "Termination Date" appearing in Section 1.2 of the Agreement is hereby amended by deleting such definition in its entirety and substituting therefor the following:

        "Termination Date" means June 30, 2000, or such earlier date on which the commitment of the Lender to make Advances pursuant to Section 2.1 of this Agreement shall have been terminated pursuant to Sections 10 or 14 of this Agreement.

     2. Section 2.1 of the Agreement is hereby amended by adding the following definitions for "Applicable Interest Rate" and

        "Applicable Interest Rate" means the interest rate in effect from time to time hereunder equal to the sum of the percentage per annum (iden-tified below in basis points) plus either the Prime Rate or the LIBOR Rate, at Borrower's option, computed in accordance with the following schedule:

           Ratio of Adjusted Debt     Revolving Loan    Revolving Loan
           to Tangible Net Worth       (Prime Rate)      (LIBOR Rate)
             (Levels 1 and 2)
           ----------------------     --------------    ----------------
           Level 1 - Greater than
           or equal to 1.5 to 1.0     0 basis points    250 basis points

           Level 2 - Less than
           1.5 to 1.0                 0 basis points    200 basis points

        The applicable level of the ratio of Adjusted Debt to Tangible Net Worth shall be calculated on a quarterly basis, and shall not be otherwise adjusted during the year. The initial applicable level of the foregoing ratio shall be Level 2. Quarterly adjustments to the Applicable Interest Rate shall be effective fifteen (15) days after

        Lender's receipt of Borrower's financial statements, such adjustments commencing with Lender's receipt of Borrower's June 30, 1998 financial statements."

     3. Section 2.1(b) of the Agreement is hereby amended by deleting such
Section in its entirety and substituting the following in place thereof:

        "(b) As compensation for the Advances made by Lender, Borrower under-takes and agrees to pay to Lender interest equal to the Applicable Interest Rate upon the average daily balances in Borrower's Loan Account during the preceding month with respect to all Advances. Interest on Advances shall be payable monthly in arrears commencing on the first day of the month following the month in which such Advance is made and continuing on the first day of each consecutive month thereafter by debiting the Operating Account. Lender shall use its best efforts to give Borrower notice prior to debiting the Operating Account."

     4. Exhibit A-3 to the Agreement is hereby amended by deleting such
Exhibit in its entirety and substituting the form attached hereto as Exhibit A-4. The Borrower hereby agrees that it will, contemporaneously with the execution of this Amendment to the Agreement, execute and deliver to the Lender a new Revolving Credit Promissory Note in the form of Exhibit A-4 to replace the Revolving Credit Promissory Note currently held and owned by the Lender representing the Borrower's borrowings under the Agreement.

     5. This Amendment shall be effective as of Aug 1, 1998. Except as previously amended or as herein specifically amended, directly or by reference, all of the terms and conditions set forth in the Agreement are confirmed and ratified, and shall remain as originally written. This Amendment shall be construed in accordance with the laws of the State of Ohio, without regard to principles of conflict of laws. The Agreement and all other related loan documents executed in connection with the Agreement shall remain in full force and effect in all respects as if the unpaid balance of the principal outstanding, together with interest accrued thereon, had originally been payable and secured as provided for therein, as amended from time to time and as modified by this Amendment. Nothing herein shall affect or impair any rights and powers which the Lender may have under the Agreement and any and all related loan documents.

     6. In consideration of this Amendment, the Borrower hereby releases and discharges the Lender and its shareholders, directors, officers, employees, attorneys, affiliates and subsidiaries from any and all claims, demands, liability and causes of action whatsoever, now known or unknown, arising prior to the date hereof out of or in any way related to the extension or administration of the Obligations of the Borrower (as defined in the Agreement), the Agreement or any mortgage or security interest related thereto.

     7. For purposes of this Amendment, the terms used in the Agreement shall have the same meaning as used herein. The Borrower and the Lender hereby agree to extend all liens and security interests securing the Obligations, until said Obligations, as modified herein, and any and all related promissory notes have been fully paid. The parties hereto further agree that this Amendment shall in no manner affect or impair the liens and security interests evidenced by the Agreement and/or any other instruments evidencing, securing or related to the Obligations. The Borrower hereby acknowledges that all liens and security interests securing the Obligations are valid and subsisting.

     8. The Borrower covenants and agrees (i) to pay the balance of any principal, together with all accrued interest, as specified above in connection with any promissory note executed and evidencing any indebtedness incurred in connection with the Agreement, as modified by this Amendment, and (ii) to perform and observe covenants, agreements, stipulations and conditions on its part to be performed hereunder or under the Agreement and all other related loan documents executed in connection herewith or thereof.

     9. The Borrower hereby declares that the Borrower has no set offs, counterclaims, defenses or other causes of action against the Lender arising out of the Agreement or any related loan documents, and to the extent any such set offs, counterclaims, defenses or other causes of action may exist, whether known or unknown, such items are hereby waived by the Borrower.

    10. This Amendment may be executed in counterparts and all such counterparts shall constitute one agreement binding on all the parties, notwithstanding that the parties are not signatories to the same counterpart.

    11. The Borrower hereby represents and warrants to the Lender that
(a) the Borrower has the legal power and authority to execute and deliver this Amendment; (b) the officials executing this Amendment have been duly authorized to execute and deliver the same and bind the Borrower with respect to the provisions hereof; (c) the execution and delivery hereof by the Borrower and the performance and observance by the Borrower of the provisions hereof do not violate or conflict with the organizational agreements of the Borrower or any law applicable to the Borrower or result in a breech of any provisions of or constitute a default under any other agreement, instrument or document binding upon or enforceable against the Borrower; and (d) this Amendment constitutes a valid and binding obligation upon the Borrower in every respect.

               (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

   12. In consideration for entering into this Amendment, Borrower agrees to pay Lender a renewal fee of One Thousand Dollars ($1,000.00) payable on the date hereof. The Borrower further agrees to reimburse Lender for any and all out-of-pocket costs, fees and expenses incurred in connection with this Amendment, including, without limitation, attorney's fees.

     IN WITNESS WHEREOF, the Borrower and the Lender have caused this Amendment to the Agreement to be executed by their duly authorized officers as of the 26th day of August, 1998.

KEY CORPORATE CAPITAL INC.,                      ALLIED CONSTRUCTION
 a Michigan corporation, by assignment            PRODUCTS, INC.,
 from KeyBank National Association                a Delaware corporation,
 (formerly known as Society National Bank), a national banking association


  By: /s/ Jeffrey M. Evans                    By: /s/ Richard E. Hojnacki
     -------------------------------             -----------------------------
Name:  Jeffrey M. Evans                     Name:  Richard E. Hojnacki
     -------------------------------             -----------------------------
 Its:  Vice President                        Its:  Vice President
     -------------------------------             -----------------------------

                                          And By: /s/ Stephen R. Kalette
                                                 -----------------------------
                                            Name:  Stephen R. Kalette
                                                 -----------------------------
                                             Its:  Secretary
                                                 -----------------------------

                                EXHIBIT A-4

                      REVOLVING CREDIT PROMISSORY NOTE

$3,000,000.00                                                August 26, 1998
                                                             Cleveland, Ohio


     FOR VALUE RECEIVED, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (the "Borrower"), promises to pay to the order of KEY CORPORATE CAPITAL INC. (the "Holder") on June 30, 2000, or sooner as hereinafter provided, the principal amount of Three Million and no/100 Dollars ($3,000,000.00) or, if less, the aggregate unpaid principal amount from time to time borrowed by the Borrower from the Holder pursuant to the Credit Agreement (hereinafter defined). The unpaid principal balance outstanding on this Revolving Credit Promissory Note from time to time (the "Outstanding Principal Balance") shall be determined by the ledgers and records of the Holder as accurately maintained.

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

     This Revolving Credit Promissory Note is being executed and delivered in substitution for an existing Revolving Credit Promissory Note executed by Borrower and dated July 11, 1997, and the execution and delivery of this Revolving Credit Promissory Note shall not constitute a novation and shall not terminate or otherwise affect the first lien and security interest of the Holder in Borrower's property.

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

     The Borrower authorizes any attorney at law to appear before any court of record, state or federal, in the county where this Revolving Credit Promissory Note was executed or where the Borrower resides or may be found, after the unpaid principal balance of this Revolving Credit Promissory Note becomes due, either by lapse of time or by operation of any provision for acceleration of maturity contained in the Credit Agreement, and waive the issuance and service of process, admit the maturity of this Revolving Credit Promissory Note, by reason of acceleration or otherwise, and confess judgment against the Borrower in favor of the holder of this Revolving Credit Promissory Note for the amount then appearing due on this Revolving Credit Promissory Note, together with interest thereon and costs of suit, and thereupon to release all errors and to waive all rights of appeal and stay of execution. The foregoing warrant of attorney shall survive any judgment and may be used from time to time without exhausting the right to further use the warrant of attorney and, if any judgment be vacated for any reason, the holder of this Revolving Credit Promissory Note nevertheless may use the foregoing warrant of attorney to obtain an additional judgment or judgments against the Borrower. Borrower agrees that the holder's

               (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK) attorney may confess judgment pursuant to the foregoing warrant of attorney. Borrowers further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the holder.

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