Form 10-Q
period 1999-03-31
PUBCO CORP
filed 1999-05-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 1999

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of May 1, 1999: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998. . . . . . . .       3

           Consolidated Statements of Operations
           for the Three Months Ended
           March 31, 1999 and 1998. . . . . . . . .  . . . . .       5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1999 and 1998. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                    March 31      December 31
                                                      1999            1998
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $ 10,571        $  9,816
  Marketable securities and other
    investments available for sale                    16,832          16,376
  Trade receivables (less allowances of
    $835 in 1999 and $848 in 1998)                     9,645           7,972
  Inventories--Note B                                 12,958          11,625
  Deferred income taxes                                1,644           1,600
  Prepaid expenses and other current assets            2,102           1,449
                                                    --------        --------
                             TOTAL CURRENT ASSETS     53,752          48,838


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $11,699 in 1999
  and $11,760 in 1998)                                 5,823           5,488


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $970 in 1999 and $1,294 in 1998)                     3,709           3,891


OTHER ASSETS                                          26,316          27,142
                                                    --------        --------

                                     TOTAL ASSETS   $ 89,600        $ 85,359
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                    March 31      December 31
                                                      1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $ 10,098        $  6,118
  Accrued liabilities                                  7,421           8,492
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     17,519          14,610

LONG-TERM DEBT                                         1,035           1,689

DEFERRED CREDITS AND NONCURRENT LIABILITIES           23,724          23,197

MINORITY INTEREST                                        738             684

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,141 issued and
      3,199,141 outstanding in 1999 and 3,201,131
      issued and 3,199,131 outstanding in 1998            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,332 issued and
      outstanding in 1999 and 553,342 issued
      and outstanding in 1998                              6               6
  Additional paid in capital                          32,180          32,180
  Unrealized gains on investments
    available for sale                                   685             263
  Cumulative translation adjustment                      (67)            (20)
  Retained earnings                                   13,759          12,729
                                                    --------        --------
                                                      46,596          45,191
  Treasury stock at cost,
    2,000 shares in 1999 and 1998                        (12)            (12)
                       TOTAL STOCKHOLDERS' EQUITY     46,584          45,179
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 89,600        $ 85,359
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)


                                                       Three Months Ended
                                                             March 31
                                                      l999            l998

Net sales                                           $ 18,302        $ 20,035
Cost of sales                                         12,497          13,484
                                                    --------        --------
                             GROSS PROFIT              5,805           6,551

Costs and expenses:
  Selling, general and
    administrative expenses                            4,480           4,909
  Interest expense                                        34               3
  Interest income                                       (604)           (575)
  Other expense (income) net                               8            (146)
                                                    --------        --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST              1,887           2,360

Provision for income taxes                               597             721
                                                    --------        --------
          INCOME BEFORE MINORITY INTEREST              1,290           1,639

Minority interest                                        (54)            (72)
                                                    --------        --------
                               NET INCOME           $  1,236        $  1,567
                                                    ========        ========

Preferred stock dividend requirements                    206             219
                                                    --------        --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS           $  1,030        $  1,348
                                                    ========        ========
                     NET INCOME PER SHARE           $    .27        $    .36
                                                    ========        ========
Weighted average number
  of shares outstanding                            3,752,473       3,752,473
                                                   =========       =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                      Three Months Ended
                                                                            March 31
                                                                     l999             1998
OPERATING ACTIVITIES
  Net income                                                       $  1,236         $  1,567
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     252              281
      Deferred income taxes                                             801              668
      Net (gain) on sales of securities                                 (61)            (185)
      Net (gain) on disposal of fixed assets                            (80)               -
      Minority interest                                                  54               72
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,673)          (2,318)
          Inventories                                                (1,333)            (834)
          Accounts payable                                            3,980            1,968
          Other current liabilities                                  (1,071)            (610)
          Other, net                                                   (329)            (461)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             1,776              148

INVESTING ACTIVITIES
  Purchases of marketable securities                                    (27)               -
  Proceeds from sale of marketable securities                           301            3,845
  Purchases of fixed assets                                            (515)            (118)
  Proceeds from the sale of fixed assets                                 80                -
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (161)           3,727

FINANCING ACTIVITIES
  Proceeds from long-term debt                                        5,651           10,057
  Principal payments on long-term debt                               (6,305)         (10,057)
  Dividends paid                                                       (206)            (219)
                                                                   --------         --------
                  NET CASH (USED IN) FINANCING ACTIVITIES              (860)            (219)
                                                                   --------         --------
                    INCREASE IN CASH AND CASH EQUIVALENTS               755            3,656

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,816            1,720
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 10,571         $  5,376
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1999




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

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

Net income per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $11.75 per share.

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- Reporting on the Cost of Start-Up Activities ("SOP") which requires that costs related to start-up activities be expensed as incurred. The Company adopted the SOP effective January 1, 1999. The effect of adoption of the SOP was not material to the Company's 1999 earnings or financial condition.

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at March 31, 1999 and December 31, 1998.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1999



NOTE B -- Inventories

The components of inventories consist of the following:

                                                 March 31        December 31
                                                   1999             1998

    Raw materials and supplies                   $ 7,337           $ 6,389
    Work in process                                  612               303
    Finished goods                                 5,009             4,933
                                                 -------           -------
                                                 $12,958           $11,625
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following for the three months ended March 31

                                                   1999             1998

    Net Income                                   $ 1,236          $ 1,567
    Other Comprehensive Income:
      Unrealized holding gains on
        investments available for sale
        arising during the period                    483              520
      Less reclassification adjustment
        for gains on investments available
        for sale                                     (61)            (185)
    Unrealized currency translation adjustments
        arising during the period                    (47)              47
                                                 -------          -------
    Total Other Comprehensive Income                 375              382
                                                 -------          -------
    Total Comprehensive Income                   $ 1,611          $ 1,949
                                                 =======          =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1999



NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated
Three months ended
March 31, 1999

Net sales                                  10,391       7,911                -        18,302
Income before income taxes and
  minority interest                         1,268         698              (79)        1,887

Three months ended
March 31, 1998

Net sales                                  11,962       8,073                -        20,035
Income before income taxes and
  minority interest                         1,516         852               (8)        2,360


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1999 and 1998

Sales declined in 1999 from 1998 primarily because of decreases in sales at the Company's printer supplies business which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines. The decrease in sales in the printer supplies business is primarily attributable to the decline in sales of supplies for impact printers. The Company expects to introduce new proprietary products for its supplies business some time during the fourth quarter of 1999. Any impact on sales will not begin until after such introduction. This paragraph contains forward looking statements. No assurance can be given that any new products introduced will be successful. A number of factors could affect the success of any such introduction, including changes in technology, competitive pressures, raw material costs, patent issues and other factors which affect businesses generally.

Income before income taxes and minority interest decreased in 1999 from 1998 primarily because of the decrease in sales at the Company's printer supplies business and the corresponding decrease in gross profit dollars generated. The decrease in net income at the printer supplies business was partially offset by a reduction in expenses at the printer supplies business. The construction products business also had a slight decrease in net income before taxes and minority interest. Gross profit dollars at the construction products business decreased because of a change in the mix of products sold.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $27,403,000 of cash, cash equivalents, marketable securities and other short-term investments. The Company's marketable securities and other short term investments are subject to risk of loss and fluctuations in value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line for its printer supplies business. At March 31, 1999, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At March 31, 1999, borrowing under this line of credit was $1,035,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At March 31, 1999, letters of credit aggregating $1,661,000 were outstanding, but there were no borrowings under this line. The Company is continually reviewing business acquisition opportunities.

Regarding the functionality of the Company's computer systems for the year 2000, the systems utilized by the printer supplies business and Pubco corporate (including stock transfer functions), are currently compliant. All of such systems had been routinely acquired by the Company and were already year 2000 compliant. Not all of the computer systems used by the Company's construction products business are presently year 2000 compliant. The construction products business expects that such systems will become completely compliant at a cost not to exceed $350,000 and that such compliance will be completed by the end of 1999.

Stockholders' equity of $46,584,000 at March 31, 1999 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at March 31, 1999, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at March 31, 1999.

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
























Dated:  May 14, 1999

                                EXHIBIT INDEX




Financial Data Schedule