Form 10-Q
period 1999-06-30
PUBCO CORP
filed 1999-08-16
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended             June 30, 1999

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of August 6, 1999: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998 . . . . . . . .       3

           Consolidated Statements of Operations
           for the Three and Six Months Ended
           June 30, 1999 and 1998. . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1999 and 1998. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     10



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     12

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                     June 30      December 31
                                                      1999            1998
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $ 12,354        $  9,816
  Marketable securities and other
    investments available for sale                    16,852          16,376
  Trade receivables (less allowances of
    $764 in 1999 and $848 in 1998)                     8,778           7,972
  Inventories--Note B                                 13,176          11,625
  Deferred income taxes                                1,644           1,600
  Prepaid expenses and other current assets            1,585           1,449
                                                    --------        --------
                             TOTAL CURRENT ASSETS     54,389          48,838


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $11,885 in 1999
  and $11,760 in 1998)                                 6,356           5,488


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,024 in 1999 and $1,294 in 1998)                   3,655           3,891


OTHER ASSETS                                          27,029          27,142
                                                    --------        --------

                                     TOTAL ASSETS   $ 91,429        $ 85,359
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                     June 30      December 31
                                                      1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  8,585        $  6,118
  Accrued liabilities                                  7,539           8,492
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     16,124          14,610

LONG-TERM DEBT                                         1,459           1,689

DEFERRED CREDITS AND NONCURRENT LIABILITIES           25,385          23,197

MINORITY INTEREST                                        806             684

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference             1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,141 issued and
      3,199,141 outstanding in 1999 and 3,201,131
      issued and 3,199,131 outstanding in 1998            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,332 issued and
      outstanding in 1999 and 553,342 issued
      and outstanding in 1998                              6               6
  Additional paid in capital                          32,180          32,180
  Unrealized gains on investments
    available for sale                                 1,097             263
  Cumulative translation adjustment                      (98)            (20)
  Retained earnings                                   14,449          12,729
                                                    --------        --------
                                                      47,667          45,191
  Treasury stock at cost,
    2,000 shares in 1999 and 1998                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     47,655          45,179
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 91,429        $ 85,359
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)


                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   l999         l998           1999         1998
Net sales                                        $ 17,787     $ 17,286       $ 36,089     $ 37,321
Cost of sales                                      12,037       11,574         24,534       25,058
                                                ---------    ---------      ---------    ---------
                             GROSS PROFIT           5,750        5,712         11,555       12,263

Costs and expenses:
  Selling, general and
    administrative expenses                         4,758        4,821          9,238        9,730
  Interest expense                                     19           31             53           34
  Interest income                                    (555)        (626)        (1,159)      (1,201)
  Other income, net                                   (46)        (487)           (38)        (633)
                                                ---------     --------      ---------    ---------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,574        1,973          3,461        4,333

Provision for income taxes                            611          643          1,208        1,364
                                                ---------     --------      ---------    ---------
          INCOME BEFORE MINORITY INTEREST             963        1,330          2,253        2,969

Minority interest                                     (68)         (49)          (122)        (121)
                                                ---------     --------      ---------    ---------
                               NET INCOME        $    895        1,281       $  2,131     $  2,848
                                                =========     ========      =========    =========
Preferred stock dividend requirements                 205          219            411          438
                                                ---------     --------      ---------    ---------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $    690     $  1,062       $  1,720     $  2,410
                                                =========    =========      =========    =========
                     NET INCOME PER SHARE        $    .19     $    .28       $    .46     $    .64
                                                =========    =========      =========    =========
Weighted average number
  of shares outstanding                         3,752,473    3,752,473      3,752,473    3,752,473
                                                =========    =========      =========    =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                        Six Months Ended
                                                                            June 30
                                                                     l999             1998
OPERATING ACTIVITIES
  Net income                                                       $  2,131         $  2,848
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     478              555
      Deferred income taxes                                           1,530            1,198
      Net (gain) on sales of securities                                 (96)            (643)
      Net (gain) on disposal of fixed assets                            (80)               -
      Minority interest                                                 122              121
      Changes in operating assets and liabilities:
          Trade receivables                                            (806)            (876)
          Inventories                                                (1,551)          (2,276)
          Accounts payable                                            2,467              444
          Other current liabilities                                    (953)          (1,106)
          Other, net                                                    135              174
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             3,377              439

INVESTING ACTIVITIES
  Purchases of marketable securities                                    (27)            (841)
  Proceeds from sale of marketable securities                           970            5,650
  Purchases of fixed assets                                          (1,221)            (388)
  Proceeds from the sale of fixed assets                                 80                -
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (198)           4,421

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       11,737           14,029
  Principal payments on long-term debt                              (11,967)         (13,004)
  Dividends paid                                                       (411)            (438)
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (641)             587
                                                                   --------         --------
                    INCREASE IN CASH AND CASH EQUIVALENTS             2,538            5,447

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,816            1,720
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 12,354         $  7,167
                                                                   ========         ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1999




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at June 30, 1999 and December 31, 1998.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1999



NOTE B -- Inventories

The components of inventories consist of the following:

                                                  June 30        December 31
                                                   1999             1998

    Raw materials and supplies                   $ 7,334           $ 6,389
    Work in process                                  477               303
    Finished goods                                 5,365             4,933
                                                 -------           -------
                                                 $13,176           $11,625
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following for the three and six months ended June 30, 1999:

                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   l999         l998           1999         1998
    Net Income                                   $   895      $ 1,281        $ 2,131      $ 2,848
    Other Comprehensive Income:
      Unrealized holding gains (losses)
        on investments available for sale
        arising during the period                    447       (1,193)           930         (673)
      Less reclassification adjustment
        for gains on investments available
        for sale                                     (35)        (458)           (96)        (643)
    Unrealized currency translation adjustments
      arising during the period                      (31)           6            (78)          53
                                                 -------      -------        -------      -------
      Total Other Comprehensive Income               381       (1,645)           756       (1,263)
                                                 -------      -------        -------      -------
      Total Comprehensive Income                 $ 1,276      $  (364)       $ 2,887      $ 1,585
                                                 =======      =======        =======      =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1999



NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated
Three months ended
June 30, 1999
Net sales                                   9,620       8,167                -        17,787
Income before income taxes and
  minority interest                           835         806              (67)        1,574

Three months ended
June 30, 1998

Net sales                                  10,540       6,746                -        17,286
Income before income taxes and
  minority interest                         1,144         594              235         1,973


Six months ended
June 30, 1999

Net sales                                  20,011      16,078                -        36,089
Income before income taxes and
  minority interest                         2,103       1,504             (146)        3,461

Six months ended
June 30, 1998

Net sales                                  22,502      14,819                -        37,321
Income before income taxes and
  minority interest                         2,660       1,446              227         4,333


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended March 31, 1999 and 1998

The changes in sales in the 1999 three and six month periods from the sales in the comparable 1998 periods were primarily the result of an increase in sales at the construction products business offset by a decrease in sales at the Company's printer supplies business, which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines. The decrease in sales in the printer supplies business is primarily attributable to the decline in sales of supplies for impact printers. This decline is expected to continue as additional impact printers in the market place are replaced by other printing devices. The Company expects to introduce new proprietary products for its printer supplies business some time during the fourth quarter of 1999. Any impact on sales will not begin until the first quarter of 2000. This paragraph contains forward looking statements. No assurance can be given that any new products introduced will be successful. A number of factors could affect the success of any such introduction, including changes in technology, competitive pressures, raw material costs, patent issues and other factors which affect businesses generally.

The decrease in net income for the 1999 three and six month periods from the net income in the comparable 1998 periods is primarily the result of a decrease in net income in the printing supplies business because of a decrease in sales in that segment and a decrease in other income in the 1999 periods. The 1998 six month period included gains from sales of securities of $643,000 (most of which occurred in the three month period ended June, 1998) compared to realized gains of $96,000 in the six month period ended June, 1999 (most of which occurred in the first three months of 1999).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $29,206,000 of cash, cash equivalents, marketable securities and other short-term investments and $1,459,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the remaining marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line for its printer supplies business. At June 30, 1999, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At June 30, 1999, borrowing under this line of credit was $1,459,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at June 30, 1999. At June 30, 1999, letters of credit with outstanding balances aggregating $3,390,600 had been issued, primarily to purchase finished and raw material inventories from foreign vendors for the printer supplies business. The Company is continually reviewing business acquisition opportunities.

Regarding the functionality of the Company's computer systems for the year 2000, the systems utilized by the printer supplies business and Pubco corporate (including stock transfer functions), are currently compliant.
All of such systems had been routinely acquired by the Company and were already year 2000 compliant. Not all of the computer systems used by the Company's construction products business are presently year 2000 compliant. The construction products business expects that such systems will become completely compliant at a cost not to exceed $350,000, most of which has been incurred to date, and that such compliance will be completed by the end of 1999.

Stockholders' equity of $47,655,000 at June 30, 1999 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at June 30, 1999, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at June 30, 1999.

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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 -----------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer




                                   /s/   Maria Szubski
                                 -----------------------------
                                 Maria Szubski
                                 Chief Financial Officer


















Dated:  August 16, 1999

                                EXHIBIT INDEX




Financial Data Schedule