Form 10-Q
period 1999-09-30
PUBCO CORP
filed 1999-11-15
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended          September 30, 1999

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of November 9, 1999: 3,752,473.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998 . . . . .        3

           Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1999 and 1998. . . . . . . . . . . .        5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           1999 and 1998. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     10



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     12

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                  September 30    December 31
                                                      1999            1998
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $ 10,947        $  9,816
  Marketable securities and other
    investments available for sale                    16,028          16,376
  Trade receivables (less allowances of
    $783 in 1999 and $848 in 1998)                    10,020           7,972
  Inventories--Note B                                 11,844          11,625
  Deferred income taxes                                1,644           1,600
  Prepaid expenses and other current assets            2,522           1,449
                                                    --------        --------
                             TOTAL CURRENT ASSETS     53,005          48,838


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $12,113 in 1999
  and $11,760 in 1998)                                 6,195           5,488


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,078 in 1999 and $1,294 in 1998)                   3,601           3,891


OTHER ASSETS                                          27,189          27,142
                                                    --------        --------

                                     TOTAL ASSETS   $ 89,990        $ 85,359
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                  September 30    December 31
                                                      1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  8,641        $  6,118
  Accrued liabilities                                  6,855           8,492
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     15,496          14,610

LONG-TERM DEBT                                           570           1,689

DEFERRED CREDITS AND NONCURRENT LIABILITIES           25,511          23,197

MINORITY INTEREST                                        853             684

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,251 issued and
      3,199,251 outstanding in 1999 and 3,201,131
      issued and 3,199,131 outstanding in 1998            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,222 issued and
      outstanding in 1999 and 553,342 issued
      and outstanding in 1998                              6               6
  Additional paid in capital                          32,180          32,180
  Unrealized gains on investments
    available for sale                                   760             263
  Cumulative translation adjustment                      (41)            (20)
  Retained earnings                                   14,634          12,729
                                                    --------        --------
                                                      47,572          45,191
  Treasury stock at cost,
    2,000 shares in 1999 and 1998                        (12)            (12)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     47,560          45,179
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 89,990        $ 85,359
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                  Three Months Ended           Nine Months Ended
                                                      September 30                September 30
                                                   l999         l998           1999         1998
Net sales                                        $ 17,389     $ 16,531       $ 53,478     $ 53,852
Cost of sales                                      11,922       10,673         36,456       35,731
                                                ---------    ---------      ---------    ---------
                             GROSS PROFIT           5,467        5,858         17,022       18,121

Costs and expenses:
  Selling, general and
    administrative expenses                         5,186        4,723         14,424       14,453
  Interest expense                                     27           45             80           79
  Interest income                                    (482)        (588)        (1,641)      (1,789)
  Other expense (income), net                          12         (273)           (26)        (906)
                                                ---------    ---------      ---------    ---------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST             724        1,951          4,185        6,284

Provision for income taxes                            286          599          1,494        1,963
                                                ---------    ---------      ---------    ---------
          INCOME BEFORE MINORITY INTEREST             438        1,352          2,691        4,321

Minority interest                                     (47)         (25)          (169)        (146)
                                                ---------    ---------      ---------    ---------
                               NET INCOME        $    391    $   1,327       $  2,522     $  4,175
                                                =========   ==========      =========    =========

Preferred stock dividend requirements                 206          218            617          656
                                                ---------   ----------      ---------    ---------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $    185     $  1,109       $  1,905     $  3,519
                                                =========    =========      =========    =========
                     NET INCOME PER SHARE        $    .05     $    .30       $    .51     $    .94
                                                =========    =========      =========    =========
Weighted average number
  of shares outstanding                         3,752,473    3,752,473      3,752,473    3,752,473
                                                =========    =========      =========    =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                       Nine Months Ended
                                                                          September 30
                                                                     l999             1998
OPERATING ACTIVITIES
  Net income                                                       $  2,522         $  4,175
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     771              823
      Deferred income taxes                                           1,565            1,745
      Net loss (gain) on sales of securities                             21             (832)
      Net loss on disposal of fixed assets                               11                -
      Minority interest                                                 169              146
      Changes in operating assets and liabilities:
          Trade receivables                                          (2,048)          (1,326)
          Inventories                                                  (219)          (2,112)
          Accounts payable                                            2,523             (565)
          Other current liabilities                                  (1,637)          (1,283)
          Other, net                                                   (616)               7
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             3,062              778

INVESTING ACTIVITIES
  Purchases of marketable securities                                    (27)          (1,098)
  Proceeds from sale of marketable securities                         1,142            6,707
  Purchases of fixed assets                                          (1,390)            (744)
  Proceeds from the sale of fixed assets                                 80                -
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (195)           4,865

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       17,988           11,868
  Principal payments on long-term debt                              (19,107)         (10,057)
  Dividends paid                                                       (617)            (656)
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (1,736)           1,155
                                                                   --------         --------
                    INCREASE IN CASH AND CASH EQUIVALENTS             1,131            6,798

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,816            1,720
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 10,947         $  8,518
                                                                   ========         ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1999




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at September 30, 1999 and December 31, 1998.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1999



NOTE B -- Inventories

The components of inventories consist of the following:

                                               September 30      December 31
                                                   1999             1998

    Raw materials and supplies                   $ 5,855           $ 6,389
    Work in process                                  588               303
    Finished goods                                 5,401             4,933
                                                 -------           -------
                                                 $11,844           $11,625
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following for the three and nine months ended September 30, 1999:

                                                  Three Months Ended           Nine Months Ended
                                                     September 30                   June 30
                                                   l999         l998           1999         1998
    Net Income                                   $   391      $ 1,327        $ 2,522      $ 4,175
    Other Comprehensive Income:
      Unrealized holding (losses) gains
        on investments available for sale
        arising during the period                   (454)      (1,916)           476       (2,589)
      Less reclassification adjustment
        for losses (gains) on investments
        available for sale                           116         (189)            20         (832)
    Unrealized currency translation adjustments
      arising during the period                       57           45            (21)          98
                                                 -------      -------        -------      -------
      Total Other Comprehensive Income              (281)      (2,060)           475       (3,323)
                                                 -------      -------        -------      -------
      Total Comprehensive Income                 $   110      $  (733)       $ 2,997      $   852
                                                 =======      =======        =======      =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1999



NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated
Three months ended
September 30, 1999

Net sales                                   9,996       7,393                -        17,389
Income before income taxes and
  minority interest                           436         574             (286)          724

Three months ended
September 30, 1998

Net sales                                  11,186       5,345                -        16,531
Income before income taxes and
  minority interest                         1,573         302               76         1,951


Nine months ended
September 30, 1999

Net sales                                  30,007      23,471                -        53,478
Income before income taxes and
  minority interest                         2,539       2,078             (432)        4,185

Nine months ended
September 30, 1998

Net sales                                  33,688      20,164                -        53,852
Income before income taxes and
  minority interest                         4,233       1,748              303         6,284


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 1999 and 1998

During the third quarter of 1999, the Company completed the relocation of the administrative and sales functions of the Company's Kroy label printer and supplies operation from Scottsdale, AZ to Cleveland, OH, made provision for the sale or disposition of Kroy's Wisconsin coating operation and substantially completed the transition to offshore manufacturing of Kroy's label printers. These activities, which are non-recurring, had an unfavorable impact on the Company's results of operations in the three and nine month periods.

The changes in sales in the 1999 three and nine month periods from the sales in the comparable 1998 periods were primarily the result of an increase in sales at the construction products business offset by a decrease in sales at the Company's printer supplies business, which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines. The decrease in sales in the printer supplies business is primarily attributable to the decline in sales of supplies for impact printers. This decline is expected to continue as additional impact printers in the market place are replaced by other printing devices. The Company recently introduced new products for its printer supplies business however, any impact on sales will not begin until the year 2000. No assurance can be given that these new product introductions will be successful. A number of factors could affect their success, including changes in technology, competitive pressures, raw material costs, patent issues and other factors which affect businesses generally.

The decrease in gross profit percentage in the three and nine month periods is primarily the result of the change in the mix of the Company's consolidated sales. The Company's construction products business generated a larger percentage of total sales, but historically achieves a lower gross profit. While sales in the construction products business increased in both periods, the mix of sales weighted more heavily toward lower gross profit products. An additional factor in the third quarter contributed to the increase in cost of sales and corresponding decrease in gross profit. The Company's move to offshore manufacturing of its proprietary thermal label printers prompted the Company to write down existing printer inventories to the prices available from such sources and to write down existing parts inventories which will no longer be used.

The increase in selling, general and administrative expenses during the third quarter reflects expenses incurred as a result of the relocation of Kroy's selling and administrative functions from Scottsdale to Cleveland and the anticipated disposition of the Kroy's Wisconsin coating operations, as described above.

Gains from sales of securities were $189,000 and $832,000 in the three and nine month 1998 periods compared to losses from sales of securities of $116,000 and $20,000 in the 1999 periods. This is reflected in other net.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $26,975,000 of cash, cash equivalents, marketable securities and other short-term investments and $570,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses. The Company is continually reviewing business acquisition opportunities.

The Company also has a $2,500,000 working capital line for its printer supplies business. At September 30, 1999, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At September 30, 1999, borrowing under this line of credit was $570,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at September 30, 1999. At September 30, 1999, letters of credit with outstanding balances aggregating $2,920,900 had been issued, primarily to purchase finished and raw material inventories from foreign vendors for the printer supplies business.

Regarding the functionality of the Company's computer systems for the year 2000, the systems utilized by the Company and its subsidiaries are currently compliant.

Stockholders' equity of $47,560,000 at September 30, 1999 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at September 30, 1999, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at September 30, 1999.

                         PART II - OTHER INFORMATION




Item l.  LEGAL PROCEEDINGS.  Not Applicable

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on September 9, 1999. At the Meeting, Stockholders were asked to reelect all of the Company's Directors, add one new Director, and approve an amendment to the Company's 1998 Equity Incentive Plan to increase the number of shares that may be suject of awards thereunder. All of the matters for consideration by the Company's Stockholders were described in detail in the Company's Information Statement mailed to all Stockholders of record.

         Glenn E. Corlett, William A. Dillingham, Harold L. Inlow, Stephen
         R. Kalette and Robert H. Kanner were each reelected as Directors of the Company. Jack Howard was elected as a new Director. Each of the Directors elected will serve as a Director until the next annual meeting of Stockholders or until their successors are duly elected and qualified. Each Director received 7,345,190 votes, being all of the votes cast at the Meeting. There were no votes cast against any Director nor were there any abstensions.

         The Stockholders also approved the amendment to the Company's 1998 Equity Incentive Plan which increased the number of shares that may be the subject of awards thereunder. The amendment to the Plan received the favorable vote of all 7,345,190 votes represented at the Meeting. There were no votes cast against the amendment to the Plan nor were there any abstensions.

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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ------------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer




                                   /s/   Maria Szubski
                                 ------------------------------
                                 Maria Szubski
                                 Chief Financial Officer


















Dated:  November 15, 1999

                                EXHIBIT INDEX




Financial Data Schedule