Form 10-K
period 1999-12-31
PUBCO CORP
filed 2000-03-30
CIK 80984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM l0-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934
For the fiscal year ended            December 31, 1999
                                        OR
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

Securities registered pursuant to Section l2(g) of the Act:
                     Common Stock, Par Value $.0l Per Share
                    Class B Stock, Par Value $.01 Per Share
                                (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 1, 2000, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the closing price of the Common Stock), was approximately $9,328,308.

As of March 1, 2000, 3,739,309 common shares (Common Stock and Class B Stock) were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None

           The exhibit index begins on page     of this Form l0-K.

                              PART I

ITEM l.  BUSINESS

    The Company conducts two lines of business: the printer supplies business and the construction products business. See Note K of Notes to Consolidated Financial Statements for further information on industry segment reporting. The printer supplies business is conducted by the Company and its wholly-owned subsidiaries under the "Buckeye", "Aspen" and "Kroy" tradenames. The construction products business is conducted by an 85% owned subsidiary of the Company under the "Allied" tradename.

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

    Pubco was established in 1958 and is a Delaware corporation. As of March 1, 2000, the Company employed approximately 275 persons.

Printer Supplies Business

    The Company manufactures and sells thermal label printers, thermal transfer ribbons, paper labels, computer ribbons, cartridge ribbons, computer paper, laser toner, remanufactured toner cartridges, ink-jet supplies and magnetic media. The Company purchases supplies and component parts from various suppliers, some of whom produce component parts on molds owned by the Company. Printers are manufactured by subcontractors who, in some cases, produce printers from tools and dies owned by the Company. The Company also resells related products manufactured by others. The Company publishes and sells the AspenGuideR, the definitive computer printer industry compatibility guide which provides cross-reference information concerning ribbons, fax, laser and other related supplies.

    The Company markets its computer and data processing supplies products through (i) an in-house telemarketing organization primarily to end-users in the United States; (ii) dealers, and (iii) original equipment manufacturers. Label printers and supplies are principally marketed throughout North America and Western Europe through catalogs and other direct marketing, distributors and wholesalers, original equipment manufacturers who sell products under their own tradenames, office machine and office product dealers, specialty retailers and catalog houses.

    The Company's printer supplies businesss has approximately 12,000 accounts, the largest of which represents approximately 3% of the Company's printer supplies business.

    Principal raw materials used by the Company include (i) nylon impression fabric which is primarily purchased from two weaving mills, but is readily available from other sources, (ii) plastic cartridge components, which are purchased from numerous suppliers, and (iii) coatings and heat shrinkable tubing, all of which materials are available from a variety of suppliers.

    The Company's label printers and certain supplies are covered by a variety of US and European patents which protect the propriety of some of the Company's label products. The "Kroy" trademark is registered in over 40 countries. "Aspen Ribbons", "AspenGuide" and "Laser I" are registered trademarks in the United States.

    There are numerous manufacturers of labels and label printers, some of whom have significantly greater resources than the Company.

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

    The Company has a long-term contractual relationship with Krupp Berco/Bautechnik GmbH, a German manufacturer of hammers and component parts. The Company purchases component parts from Krupp, assembles its own hammer products using these and other components purchased domestically, and sells and distributes hammer products in the United States and Canada under its "Allied" tradenames. Under the agreement, Krupp does not sell competing products in Allied's markets.

    Construction product components and materials are purchased from a variety of metal products manufacturers, hydraulic system component suppliers, and steel and aluminum suppliers, principally located in the United States. One domestic supplier presently provides approximately 5.3% of construction product components and materials. No other domestic supplier represents more than 5% of the construction product component and material purchases. Raw materials are available from a variety of sources and all of the domestic vendors are replaceable.

    Approximately 60% of the annual sales in the construction products business occurs during the first half of the year.

    One customer accounts for approximately 6.2% of the sales of the construction product business. No other customer represents more than 5% of the annual sales of the construction products business.

    Firm order backlog totalled approximately $4,056,000 as of March 1, 2000 compared to approximately $4,200,000 at March 3, 1999.

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

Scottsdale, AZ          Leased      10,100   Kroy's sign Division; leased
                                             through December, 2000

Reading, England        Leased      11,300   Kroy's European operations;
                                             leased through September,
                                             2006

St. Louis, MO           Owned      100,000   Commercial printing/offices;
                                             leased month to month to a
                                             3rd party

Havana, IL              Owned       25,000   Retail; leased to a 3rd
                                             party through February 2002


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 3l, l999.

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
    Third Quarter                              12 3/8           9 1/4
    Fourth Quarter                             10 3/4           8 1/4

1999
    First Quarter                             $ 9 7/8         $ 8 1/2
    Second Quarter                              9 7/8           7 3/4
    Third Quarter                               9 1/4           8
    Fourth Quarter                              8 3/4           7 5/16


    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

(b) Holders.

    There were approximately 8,250 holders of Common Stock of record and approximately 240 holders of Class B Stock of record, as of March 1, 2000.

(c) Dividends.

    Pubco has never paid cash dividends on its Common Stock and Class B Stock and does not anticipate paying dividends on its Common Stock or Class B Stock in the forseeable future. In addition, no dividends may be paid on the Common Stock or Class B Stock while there is any unpaid dividend on the Preferred Stock. No preferred stock dividends are in arrears at December 31, 1999. Subject to the foregoing, the payment of dividends will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA
(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data
                                                    Years Ended December 31
                                    1999        1998        1997         1996         1995
Net Sales                         $ 67,353    $ 68,660    $ 53,902     $ 51,069     $ 47,590
Income from continuing
 operations before income
 taxes and minority interest         4,491       6,778       6,437        5,828        4,036
Net Income:
 Continuing Operations (A)           9,269       7,338      10,224        6,291        3,953
 Discontinued Operations (B)             -           -           -            -        1,100
Net Income                           9,269       7,338      10,224        6,291        5,053
Net Income Applicable
 to Common Stockholders (C)          8,446       6,463       9,367        5,416        4,178
Basic and Dilutive Earnings
Per Share
 Continuing Operations (C)            2.25        1.72        2.50         1.50          .89
 Discontinued Operations (B)             -           -           -            -          .32
Basic and Dilutive Earnings
 Per Common Share (A)             $   2.25    $   1.72    $   2.50     $   1.50     $   1.21
Weighted Average
 Number of Shares                3,752,066   3,752,473   3,752,473    3,610,278    3,463,387


Selected Balance Sheet Data
                                                          December 31
                                    1999        1998         1997         1996         1995
Working Capital Ratio             3.7 to 1    3.3 to 1    2.6 to 1     2.8 to 1     2.3 to 1
Total Assets                      $ 94,430    $ 85,359    $ 85,946     $ 64,523     $ 57,157
Long-term Debt                         771       1,689           -            -        2,407
Stockholders' Equity                53,894      45,179      42,049       31,335       21,515
Common Stockholders'
 Equity (D)                         46,894      38,179      35,049       24,335       14,515
 Per Common Share (D)             $  12.53     $ 10.17    $   9.34     $   6.49     $   4.19
Shares Outstanding
 at Year End                     3,742,309   3,752,473   3,752,473    3,752,473    3,461,727

(A) Income in 1999, 1998, 1997 and 1996 includes the benefit of reducing the valuation allowance of the Company's deferred tax asset by $7,100, $2,700, $5,065 and $1,135, respectively.

(B) Includes the discontinuance of the apparel and retail segments in 1994.

(C) Net of Preferred Stock dividend requirements.

(D) Common Stockholders' Equity and Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Comparison of 1999 and 1998

In 1999, the Company removed the entire $7,100,000 valuation allowance related to its deferred tax assets, the effect of which was the recognition of those deferred tax assets in 1999. This action was taken because the Company determined that it is more likely than not that it will be able to fully utilize its deferred tax assets, although the timing of such utilization is uncertain. The $4,928,000 benefit for income taxes in 1999 primarily resulted from this recognition. Had these tax assets been fully recognized prior to 1999, the Company would have recorded a tax provision in 1999 of $2,172,000, net income of $2,169,000, and basic and dilutive earnings per common share of $0.36 rather than the net income of $9,269,000 and basic and dilutive earnings per common share of $2.25. Because the Company has now recognized all of its deferred tax assets, future provisions for income taxes should more closely approximate the statutory rates. This paragraph contains forward looking statements. The recognition of the deferred tax assets by the Company is not necessarily indicative of the Company's ability to generate taxable income in any particular future year. A number of factors could affect the timing of such utilization, including changes in technology, competitive pressures, raw material price increases, patent issues, and other factors which affect businesses generally.

The change in sales and gross profit percentage in 1999 from 1998 was primarily the result of an increase in sales at the construction products business offset by a decrease in sales at the Company's printer supplies business, which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines. The Company's construction products business historically achieves a lower gross profit and the mix of sales at the construction products business in 1999 weighted more heavily toward lower gross profit products. The decrease in sales in the printer supplies business is largely attributable to the decline in sales of supplies for impact printers. This decline is expected to continue as additional impact printers in the marketplace are replaced by other types of printing devices. Sales of label machines and supplies also declined in 1999. Although the Company's label printers are now manufactured offshore, the lower manufacturing costs are being passed on to customers in the form of lower prices. The Company recently introduced new products for its printer supplies business, however, any impact on sales will not begin until the year 2000. No assurance can be given that these new product introductions will be successful. A number of factors could affect their success, including changes in technology, competitive pressures, raw material costs, patent issues and other factors which affect businesses generally.

The increase in selling, general and administrative expenses during 1999 was primarily the result of an increase in such expenses at the Company's construction products business caused by new product introduction, trade show participation, and sales commissions and other expenses, all of which were associated with the increase in sales at the construction products business.

Gains from sales of securities were $7,000 in 1999 compared to $595,000 in 1998. This is reflected in other income, net.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's net operating loss carryforwards have been fully utilized and the Company will be subject to tax on its future income.

At December 31, 1999, the Company had $27,357,000 of cash, cash equivalents, marketable securities and other short-term investments and $771,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company has a $2,500,000 working capital line for its printer supplies business. At December 31, 1999, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At December 31, 1999, borrowing under this line of credit was $770,872. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At December 31, 1999, there were no borrowings under this line, however, letters of credit aggregating approximately $3,124,000 were outstanding. The Company is continually reviewing business acquisition opportunities.

The Company has commitments for capital expenditures of approximately $1,100,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2000 primarily from existing funds.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. On October 31, 1995, the Company purchased 2,000 shares at $6.00 per share for a total of $12,000. Between October 28, 1999 and February 25, 2000, the Company purchased an addtional 13,164 shares at an average price of approximately $7.944 per share for a total of $104,580.

Stockholders' equity of $53,894,000 at December 31, 1999 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1999, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at December 31, 1999.


EFFECT OF YEAR 2000 ON THE COMPANY'S OPERATIONS

    The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not anticpate any significant impact on its ongoing business as a result of the Year 2000 issue. It is possible, however, that the full impact of the date change has not been fully recognized. The Company believes that any subsequent impact would likely be minor and correctable at moderate cost. While the Company is unaware that any of its customers or suppliers were adversely impacted by their own Year 2000 problems, the Company could be adversely impacted should such events occur. The Company spent approximately $375,000 between 1997 and 1999 on Year 2000 readiness, consisting primarily of evaluating and replacing outdated and noncompliant hardware and software.

NEW ACCOUNTING STANDARDS

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- Reporting on the Costs Of Start-Up Activities (the "SOP"). Prior to 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1999. The effect of the adoption of the SOP was to decrease income from operations in 1999 by $224,000 net of income taxes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Derivative Financial Instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Risk. The Company is exposed to market risk from changes in interest rates on its borrowings and investing activities. The Company has investments in various domestic and foreign debt securities which mature between the year 2001 and 2009. These investments had a market value of over $11,000,000 at December 31, 1999. Substantially all of these investments are denominated in US dollars at fixed rates of interest. Increases and decreases in prevailing interest rates generally translate to decreases and increases in market value of those debt instruments. Based upon recent interest rate fluctuations, the Company does not believe that near term changes in interest rates will materially affect the Company's consolidated financial position, results of operations or cash flows. In addition, these instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instruments, and other general market conditions. Interest rates on lines of credit are variable, based upon prime or LIBOR rates. Outstanding borrowings at December 31, 1999 were not significant.

Foreign Currency Risks. The Company is also exposed to foreign currency exchange rate risk. The Company's European operations expose it to translation risk when the local currency financial statements are translated to US Dollars and certain of those funds are repatriated to the United States. These currency exchange rate fluctuations may affect comparability of revenues and expenses from year to year. The European subsidiary is not significant to the Company's consolidated operations and, therefore, its operations do not result in any significant exposure to the Company from foreign currency exchange rate fluctuations. In the normal course of business, the Company's US operations make purchases that are denominated in foreign currency. One of the Company's US based operations enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in foreign currency. At year-end, contracts totalling $3,100,000 were outstanding.

Foreign Currency Securities Purchases. From time to time, the Company purchases securities denominated in foreign currency. In addition to valuation fluctuations, fluctuations in the exchange rate between US currency and the currency those securities are denominated in could affect the value of such holdings and the rate of return experienced by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    PUBCO CORPORATION AND SUBSIDIARIES

                            DECEMBER 31, 1999

                            Ernst & Young LLP
                          222 South Main Street
                             Akron, OH 44308




                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Akron, Ohio
March 28, 2000

CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)





                                                               December 3l
                                                            1999         1998

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  9,868     $  9,816
  Marketable securities and other
    investments available for sale                          17,489       16,376
  Trade receivables (less allowances of
    $772 in 1999 and $848 in 1998)                           7,890        7,972
  Inventories                                               11,262       11,625
  Deferred income tax assets                                 1,600        1,600
  Prepaid expenses and other current assets                  2,465        1,449
                                                          --------     --------
                             TOTAL CURRENT ASSETS           50,574       48,838




PROPERTY AND EQUIPMENT                                       6,096        5,488




INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $1,132 in 1999 and $1,294 in 1998)                         3,547        3,891




OTHER NONCURRENT ASSETS                                     34,213       27,142
                                                          --------     --------
                                     TOTAL ASSETS         $ 94,430     $ 85,359
                                                          ========     ========







See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                               December 3l
                                                            1999         l998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  5,977     $  6,118
  Accrued liabilities                                        7,515        8,492
                                                          --------     --------
                             TOTAL CURRENT LIABILITIES      13,492       14,610

LONG TERM DEBT                                                 771        1,689

DEFERRED CREDITS AND NONCURRENT LIABILITIES                 25,562       23,197

MINORITY INTERESTS                                             711          684

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued
      and outstanding in 1999 and 1998 ($7,000
      aggregate liquidation preference)                          1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued                      -            -
  Common Stock:
    Common Stock-par value $.01; 5,000,000
      shares authorized; 3,201,276 issued
      and 3,189,112 outstanding in 1999
      and 3,201,131 issued and 3,199,131
      outstanding in 1998                                       32           32
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 553,197 issued and
      outstanding in 1999 and 553,342 issued
      and outstanding in 1998                                    6            6
  Additional paid in capital                                32,221       32,180
  Retained earnings                                         21,175       12,729
  Accumulated other comprehensive income                       551          243
                                                          --------     --------
                                                            53,986       45,191
  Treasury stock at cost, 12,164 shares
    in 1999 and 2,000 shares in 1998                           (92)         (12)
                                                          --------     --------
                            TOTAL STOCKHOLDERS' EQUITY      53,894       45,179
                                                          --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 94,430     $ 85,359
                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                               Year Ended December 3l
                                                             1999        1998        1997
Net sales                                                 $ 67,353    $ 68,660    $ 53,902
Cost of sales                                               45,588      45,747      37,510
                                                         ---------   ---------   ---------
                                        GROSS PROFIT        21,765      22,913      16,392

Selling, general and administrative expenses                19,518      19,086      13,470
Interest expense                                                95         120          48
Interest income                                             (2,213)     (2,370)     (2,777)
Other income, net                                             (126)       (701)       (786)
                                                         ---------   ---------   ---------

    INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         4,491       6,778       6,437


(Benefit) for income taxes                                  (4,928)       (696)     (3,955)
                                                         ---------   ---------   ---------

                     INCOME BEFORE MINORITY INTEREST         9,419       7,474      10,392


Minority interest                                             (150)       (136)       (168)
                                                         ---------   ---------   ---------

                                          NET INCOME         9,269       7,338      10,224


Preferred stock dividend requirements                          823         875         857
                                                         ---------   ---------   ---------
        NET INCOME APPLICABLE TO COMMON STOCKHOLDERS      $  8,446    $  6,463    $  9,367
                                                         =========   =========   =========

                BASIC AND DILUTIVE EARNING PER SHARE      $   2.25    $   1.72    $   2.50
                                                         =========   =========   =========

Weighted average number of shares outstanding            3,752,066   3,752,473   3,752,473
                                                         =========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
Three Years Ended December 3l, l999
                                                                          Accumu-
                             Pre-                                         lated
                             ferred  Common  Class B  Addi-               Other
                             Stock   Stock   Stock    tional   Retained   Compre-
                             Par     Par     Par      Paid In  Earnings   hensive  Treasury
                             Value   Value   Value    Capital  (Deficit)  Income   Stock       Total
Balance at December 31,
  1996                          $ 1     $32      $ 6  $32,180  $ (3,101)   $ 2,229   $ (12)    $31,335
  Net income for 1997                                            10,224                         10,224
  Other comprehensive
    Income                                                                   1,347               1,347
    Total comprehensive
      income                                                                                    11,571
  Preferred Stock
    dividends paid at
    $12.25 per share                                               (857)                          (857)
                                ---     ---      ---  -------  --------    -------  ------     -------

Balance at December 31,
  1997                            1      32        6   32,180     6,266      3,576     (12)     42,049
  Net income for 1998                                             7,338                          7,338
  Other comprehensive
    Income                                                                  (3,333)             (3,333)
    Total comprehensive
      income                                                                                     4,005
  Preferred Stock
    dividends paid at
    $12.50 per share                                               (875)                          (875)
                                ---     ---      ---  -------  --------    -------  -------    -------

Balance at December 31,
  1998                            1      32        6   32,180    12,729        243     (12)     45,179
  Net income for 1999                                             9,269                          9,269
  Other comprehensive
    Income                                                                     308                 308
    Total comprehensive
      income                                                                                     9,577
  Preferred Stock
    dividends paid at
    $11.75 per share                                               (823)                          (823)
Stock based compensation                                   41                                       41
Purchase of Treasury Stock                                                             (80)        (80)
                                ---

Balance at December 31,
  1999                          $ 1     $32      $ 6  $32,221  $ 21,175    $   551   $ (92)    $53,894
                                ===     ===      ===  =======  ========    =======   =====     =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                                      Year Ended December 3l
                                                                   1999        1998          1997
OPERATING ACTIVITIES
  Net income                                                  $   9,269     $  7,338      $ 10,224
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               1,015        1,031         1,180
      Stock based compensation                                       41            -             -
      Deferred income taxes                                      (5,210)        (954)       (4,265)
      Net (gain) on sales of securities                              (7)        (595)         (779)
      Net loss on disposal of fixed assets                           12            1            71
      Minority interest                                              27           22            54
      Changes in operating assets and liabilities
        net of acquisitions:
          Trade receivables                                          82         (423)           34
          Inventories                                               363         (625)       (1,149)
          Accounts payable                                         (141)      (1,800)          387
          Other current liabilities                                (977)      (3,013)       (1,023)
          Other, net                                               (663)         428           422
                                                              ---------     --------      --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES           3,811        1,410         5,156

INVESTING ACTIVITIES
  Purchases of marketable securities                             (1,813)      (1,692)       (9,971)
  Proceeds from sales of marketable securities                    1,277        8,404        11,323
  Purchases of fixed assets                                      (1,482)        (851)         (154)
  Proceeds from the sale of fixed assets                             80           11            27
  Acquisition of Kroy                                                 -            -          (273)
                                                              ---------     --------      --------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (1,938)       5,872           952

FINANCING ACTIVITIES
  Proceeds from long-term debt                                   23,785       16,822        24,325
  Principal payments on long-term debt                          (24,703)     (15,133)      (29,395)
  Dividends paid on preferred stock                                (823)        (875)         (857)
  Purchase of treasury stock                                        (80)           -             -
                                                              ---------     --------      --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (1,821)         814        (5,927)
                                                              ---------     --------      --------

                  INCREASE IN CASH AND CASH EQUIVALENTS              52        8,096           181

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           9,816        1,720         1,539
                                                              ---------     --------      --------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $   9,868     $  9,816      $  1,720
                                                              ==========    ========      ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, l999
($ in 000's except share amounts)



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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The Company had

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

$3,100 outstanding at December 31, 1999 and no amounts outstanding at December 31, 1998.

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

Research and Development Costs: The Company performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $1,322, $1,380 and $638 for the years ended December 31, 1999, 1998 and 1997.

Per Common Share Amounts: Per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding. The Company had no dilutive securities outstanding for any period presented. Accordingly, basic and diluted earnings per share are the same.

Stock Options: The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

expenses during the reporting period. Actual results could differ from those estimates.

Effect of Year 2000 On the Company's Operations: The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not anticpate any significant impact on its ongoing business as a result of the Year 2000 issue. The Company believes that any subsequent impact would likely be minor and correctable at moderate cost. The Company spent approximately $375,000 between 1997 and 1999 on Year 2000 readiness, consisting primarily of evaluating and replacing outdated and noncompliant hardware and software.

New Accounting Standards: In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- Reporting on the Costs Of Start-Up Activities (the "SOP"). Prior to 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1999. The effect of the adoption of the SOP was to decrease income from operations in 1999 by $224, net of income taxes.

Reclassifications: Certain amounts presented in prior years' financial statements and the notes thereto have been reclassified to conform with the 1999 presentation.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE B--OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of the following:

<CAPTIONS>
                                                     Year Ended December 31
                                                   l999         l998         1997
    Other Comprehensive Income:
      Unrealized holding gains (losses)
        on investments available for sale
        arising during the period, net of tax    $   366      $(2,728)     $ 2,136
      Less reclassification adjustment
        for gains on investments available
        for sale                                      (7)        (595)        (779)
      Unrealized currency translation
        adjustments arising during the period        (51)         (10)         (10)
                                                 -------      -------      -------
      Total Other Comprehensive Income           $   308      $(3,333)     $ 1,347
                                                 =======      =======      =======

    Accumulated Other Comprehensive Income:
      Unrealized holding gains (losses)
        on investments available for sale,
        net of tax                               $   622      $   263      $ 3,586
      Cumulative translation adjustment              (71)         (20)         (10)
                                                 -------      -------      -------
      Total accumlated other comprehensive
        income                                   $   551      $   243      $ 3,576
                                                 =======      =======      =======

PUBCO CORPORATION AND SUBSIDIARIES



NOTE C--MARKETABLE SECURITIES

The following is a summary of available for sale securities:

                                                        Gross        Gross      Estimated
                                                      Unrealized   Unrealized     Fair
                                            Cost         Gains      (Losses)      Value
    December 31, 1999
    US Corporate Equity Securities       $  5,855      $    973      $   (480)   $  6,348
    US Corporate Debt Securities            5,324           260          (106)      5,478
    Foreign Government Debt Securities        635           381             -       1,016
    Foreign Corporate Debt Securities       4,687             8           (48)      4,647
                                         --------      --------      --------    --------
                                         $ 16,501      $  1,622      $   (634)   $ 17,489
                                         ========      ========      ========    ========

    December 31, 1998
    US Corporate Equity Securities       $  4,835      $  1,124      $   (698)   $  5,261
    US Corporate Debt Securities            5,716           132          (541)      5,307
    Foreign Government Debt Securities        719           256             -         975
    Foreign Corporate Debt Securities       4,688           145             -       4,833
                                         --------      --------      --------    --------
                                         $ 15,958      $  1,657      $ (1,239)   $ 16,376
                                         ========      ========      ========    ========

The gross realized gains on sales of securities available for sale totaled $177, $998 and $855 for 1999, 1998 and 1997, respectively. The gross realized losses totaled $170, $403 and $76 in 1999, 1998 and 1997, respectively.

The cost and estimated fair value of debt securities at December 31, 1999, by estimated maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                               Estimated
                                                   Cost        Fair Value

    Due after one year through five years        $  8,486       $  8,623
    Due after five years                            2,160          2,518
                                                 --------       --------
                                                 $ 10,646       $ 11,141
                                                 ========       ========

PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--STOCKHOLDERS' EQUITY

The Company's Common Stock has one vote per share and Class B Stock has ten votes per share. Transferability of Class B Stock is restricted and, accordingly, there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis. Conversions of Class B Stock were 145, 260 and 2,783 shares during 1999, 1998 and 1997, respectively.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 1999, the Company paid $823 ($11.75 per share) of Preferred Stock Series A dividends. The Company's Preferred Stock is subject to redemption, in whole or in part, at the Company's option at a redemption price equal to the face value of the Preferred Stock (and any unpaid cumulative dividends). As of December 31, 1999, there were no undeclared and unpaid dividends on the Preferred Stock.

Stockholders' equity of $53,894 at December 31, 1999 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 1999, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity.

The 1998 Equity Incentive Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan as approved by the stockholders is 200,000. No stock awards were issued under the plan in 1998. During 1999, the Board amended the Plan, subject to stockholder approval which was given in September, 1999, to increase the number of shares issuable under the Plan by 120,000 shares to 320,000 shares. Also in 1999, the Board granted non-statutory stock options to purchase 240,000 shares at $9.00 per share. None of these stock options were exercisable, forfeited or expired during 1999. The options vest ratably over four years.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its incentive plan. Of the shares granted, compensation cost has been recognized for 220,000 shares issued under the Company's fixed option plan because the exercise price on the date of grant was below the market price of the Company's stock on that date. Had the compensation cost for the stock options granted been determined based upon the fair value at the grant

PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--STOCKHOLDERS' EQUITY-CONTINUED

date, consistent with the fair value method of FASB Statement 123 "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by $151 ($.04 per share) in 1999. The weighted-average fair value of stock options granted per share was $4.46 for 1999. The fair value of the stock options at the grant date was estimated using the Black-Scholes Option Pricing Model with an assumed risk-free interest rate of 4.7%, stock price volatility of 5.3% and a weighted average expected life of four years.


NOTE E--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, and are included in Other Noncurrent Assets. The liabilities associated with these plans are included in Other Liabilities. The Company maintains a 401(k) plan for its printer supplies business and its corporate employees. The construction products business also maintains a 401(k) plan. The Company partially matches employee deferrals under these plans. Expenses under these various plans aggregated approximately $453, $419 and $391 for the years ended December 3l, 1999, l998 and l997, respectively.

The Company makes contributions to a collectively-bargained, multiemployer defined benefit pension plan. The Company contributed and charged to expense $79, $77 and $55 for the years ended December 3l, l999, l998 and 1997, respectively, for the plan. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable. In the event of a withdrawal from the plan, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. Management does not intend to take any action that would subject the Company to any such liability under the plan.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $363 and $381 at December 31, 1999 and 1998, respectively, which amounts have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $70, $74 and $73 for 1999, 1998 and 1997, respectively.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE E--RETIREMENT PLANS-CONTINUED

Since 1986, the Company's President has deferred his salary under the terms of deferred compensation plans established for his benefit. As compensation is earned by him, it is paid by the Company to deferred compensation trusts and included in selling, general and administrative expenses. Amounts are being distributed to him by the trusts in accordance with the terms of the deferred compensation plans. The securities included in these trusts are classified as trading and, accordingly, are stated at fair value. Unrealized gains (losses) were $1,549, ($3,313) and ($1,055) for the years ended December 31, 1999, 1998 and 1997, respectively.
Realized and unrealized gains and losses, interest, dividends and plan expenses are reflected in other income, net, and total $2,485, ($59) and, $4,615 for the years ended December 31, 1999, 1998 and 1997, respectively. There is no resulting effect on net income, because these are matched by adjustments to deferred compensation expense, which are also included in other income, net. The amounts of these charges were ($2,485), $59 and ($4,615) for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.


NOTE F--FINANCING ARRANGEMENTS

The Company has a $10,000 revolving credit facility at LIBOR plus 1.5% or the lending bank's prime rate ("Prime"), at the Company's option, expiring in 2003, with no outstanding borrowings at December 31, 1999. However, Letters of Credit issued under this facility aggregating approximately $3,124 were outstanding at December 31, 1999. The Company has a $2,500 demand credit facility at LIBOR plus 2% or Prime, at the Company's option, with no outstanding balance at December 31, 1999. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or Prime, at the Company's option, expiring in 2003, with $771 outstanding at weighted average interest rate of 8.5 % at December 31, 1999.

Total interest payments by the Company were $98, $113 and $59 for the years ended December 31, 1999, 1998 and 1997, respectively.

PUBCO CORPORATION AND SUBSIDIARIES


NOTE G--OTHER INFORMATION

                                                  December 31
                                             1999             1998
Inventories:
  Raw materials and supplies               $  5,838         $  6,770
  Work in process                               321              303
  Finished goods                              6,048            5,222
                                             12,207           12,295
                                           --------         --------
  Less inventory reserves                      (945)            (670)
                                           --------         --------
                                           $ 11,262         $ 11,625
                                           ========         ========

Property and equipment:
  Land and buildings                       $  1,475         $  1,475
  Machinery, equipment and fixtures          13,662           12,344
  Leasehold improvements                      3,141            3,192
  Construction in progress                       42              237
                                             18,320           17,248
  Less accumulated depreciation and
    amortization                            (12,224)         (11,760)
                                           --------         --------
                                           $  6,096         $  5,488
                                           ========         ========

Other noncurrent assets:
  Assets held for deferred compensation    $ 22,203         $ 19,394
  Deferred income tax assets                  9,200            4,200
  Other                                       2,810            3,548
                                           --------         --------
                                           $ 34,213         $ 27,142
                                           ========         ========

Accrued liabilities:
  Payroll and other employee benefits      $  2,358         $  2,462
  Accrued taxes                                 743            1,687
  Other                                       4,414            4,343
                                           --------         --------
                                           $  7,515         $  8,492
                                           ========         ========

Deferred credits and non-current
   liabilities:
  Deferred compensation liability          $ 22,203         $ 19,394
  Other                                       3,359            3,803
                                           --------         --------
                                           $ 25,562         $ 23,197
                                           ========         ========

Under current accounting rules, assets of the deferred compensation trusts must be accounted for as if they are assets of the Company although the assets are not available for general corporate use by the Company and could only be available to creditors of the Company in the event of the Company's bankruptcy.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The benefit for income taxes consists of the following components:

                                               Year Ended December 3l
                                            1999         1998          1997

   Federal provision-current             $   200       $  190       $   199

   Deferred benefit                       (5,210)        (954)       (4,265)

   State and local provision-current          82           68           111
                                         -------      -------       -------
                                         $(4,928)     $(  696)      $(3,955)
                                         =======      =======       =======

Income taxes paid by the Company were $282, $258 and $310 for the years ended December 31, 1999, 1998 and 1997, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                Year Ended December 3l
                                            1999         1998          1997

Statutory federal rate                      34.0%        34.0%         34.0%
State and local tax, net of
  federal tax benefit                        1.2           .3           1.0
Reduction of valuation allowance
  for deferred tax assets                 (158.1)       (39.8)        (95.1)
Other                                       13.2         (4.8)         (1.3)
                                          -------       -----         -----
                                          (109.7%)      (10.3%)       (61.4%)
                                          ======        =====         =====


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--INCOME TAXES--CONTINUED

                                                    1999              1998
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $  1,100          $  2,800
      Deferred compensation                          7,500             7,200
      Other                                          3,000             3,600
        Total deferred tax assets                   11,600            13,600
                                                  --------          --------
    Deferred tax liabilities:
      Tax over book depreciation                       500               500
      Other                                            300               200
                                                  --------          --------
          Total deferred tax liabilities               800               700
                                                  --------          --------
    Net deferred tax assets                         10,800            12,900
      Valuation allowance for
        deferred tax assets                              -            (7,100)
                                                  --------          --------
    Net deferred taxes                            $ 10,800          $  5,800
                                                  ========          ========

At December 31, 1999, the Company has investment tax credit carryforwards of approximately $28 which expire in 2000 and alternative minimum tax credit carryforwards of approximately $862. In addition, the Company has $7,700 of state net operating loss carryforwards at December 31, 1999.

SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 1999, the Company determined that the valuation allowance was no longer necessary based upon the Company's history of prior earnings and its expectations that the deferred tax assets will more likely than not be realized. The realization of a significant portion of the deferred tax assets will occur over an extended period of time.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE I--LEASING ARRANGEMENTS

Pubco and certain of its subsidiaries are parties to separate leasing arrangements for office and factory space in an approximately 312,000 square foot building owned and operated by a partnership that is controlled by the majority stockholder of the Company. The Company's printer supplies business and construction products business conduct substantially all of their business activities from this building. Pubco has its corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 1999, 1998 and 1997.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable leases for periods ranging from 1 to 10 years. Total rental expense from continuing operations under all operating leases is summarized below:


                                             Year Ended December 31
                                        1999          1998          1997


   Minimum rentals                   $   967       $ 1,491       $   867
   Sublease rental income                (67)          (67)          (66)
                                     -------       -------       -------
                                     $   900       $ 1,424       $   801
                                     =======       =======       =======

At December 3l, l999, the commitments under non-cancellable operating leases are as follows:

                                    Operating
                                      Leases

       2000                              937
       2001                              722
       2002                              679
       2003                              659
       2004                              497
       Thereafter                        280
                                     -------
                                     $ 3,774
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES

NOTE J--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:
                                                   Printer    Construction
                                                   Supplies   Products
                                                   Business   Business       Corporate   Consolidated
1999
Net sales                                          $ 39,617     $ 27,736      $      -     $ 67,353
Trade receivables                                     4,944        2,936            10        7,890
Income (loss) before income taxes
   and minority interest                              2,687        1,871           (67)       4,491
Identifiable assets                                  17,499       10,016        66,915       94,430
Capital expenditures                                  1,253          184            45        1,482
Depreciation and amortization                           530          235           250        1,015

1998
Net sales                                          $ 44,272     $ 24,388      $      -     $ 68,660
Trade receivables                                     5,200        2,762            10        7,972
Income before income taxes and minority interest      4,655        1,577           546        6,778
Identifiable assets                                  19,846       10,210        55,303       85,359
Capital expenditures                                    579          225            47          851
Depreciation and amortization                           401          373           257        1,031

1997
Net sales                                          $ 29,373     $ 24,529      $      -     $ 53,902
Trade receivables                                     4,969        2,460           120        7,549
Income before income taxes and minority interest      3,840        1,992           605        6,437
Identifiable assets                                  22,195        9,257        54,494       85,946
Capital expenditures                                     29           94            31          154
Depreciation and amortization                           160          390           630        1,180

The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

The Company has a subsidiary which sells printer supplies in Europe and contributes approximately 8% to the Company's consolidated sales and represents approximately 2% of the Company's consolidated assets. Total long-lived assets of this subsidiary are not material.

Corporate includes income producing assets, certain amounts related to the previously discontinued segments and amounts held for deferred compensation arrangements. The printer supplies business includes the operations of Kroy which was acquired in October, 1997.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations in 1999 and 1998 are set forth below.

                                                     1999
                                    1st         2nd         3rd         4th
                                  Quarter     Quarter     Quarter     Quarter

Net sales                         $ 18,302    $ 17,787    $ 17,389    $ 13,875
                                  ========    ========    ========    ========
Gross profit                      $  5,805    $  5,750    $  5,467    $  4,743
                                  ========    ========    ========    ========
Net income                        $  1,236    $    895    $    391    $  6,747
                                  ========    ========    ========    ========
Income applicable to
  Common Stockholders             $  1,030    $    690    $    185    $  6,541
                                  ========    ========    ========    ========
Basic and diluted earnings
  per common share                $    .27    $    .19    $    .05    $   1.74
                                  ========    ========    ========    ========


                                                      1998
                                     1st         2nd         3rd         4th
                                   Quarter     Quarter     Quarter     Quarter

Net sales                         $ 20,035    $ 17,286    $ 16,531    $ 14,808
                                  ========    ========    ========    ========
Gross profit                      $  6,551    $  5,712    $  5,858    $  4,792
                                  ========    ========    ========    ========
Net income                        $  1,567    $  1,281    $  1,327    $  3,163
                                  ========    ========    ========    ========
Income applicable to
  Common Stockholders             $  1,348    $  1,062    $  1,109    $  2,944
                                  ========    ========    ========    ========
Basic and diluted earnings
  per common share                $    .36    $    .28    $    .30    $    .78
                                  ========    ========    ========    ========


A change in the Company's effective tax rates in the 4th quarter of 1999 and the 4th quarter of 1998 primarily resulted in an adjustment to net income of $7,100 and $2,700, respectively, due to the reduction of the valuation allowance of the Company's deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

    Glenn E. Corlett, age 56, Director since February, 1997, has been Dean of the Business School at Ohio University since July 1, 1997. Between November, 1996 and June 30, 1997, Mr. Corlett was an independent business consultant. Prior to November, 1996, Mr. Corlett was the Executive Vice President and Chief Operating Officer of N.W. Ayer, Incorporated, an advertising agency he joined in 1990.

    William A. Dillingham, age 56, Director, has been President of the Company's printer supplies business for more than the past five years. Mr. Dillingham was appointed a Director of the Company in December, 1997.

    Jack Howard, age 38, Director since 1999, has been a principal of Mutual Securities, Inc., an NASD registered Broker/Dealer for more than the past five years. Mr. Howard is a Director of Gateway Industries, Inc. and Web Financial Corporation.

    Harold L. Inlow, age 66, Director, is an independent business consultant who consulted for the Company between 1995 and 1999. Mr. Inlow was President of the Company's former retail subsidiary prior to 1995. Mr. Inlow was appointed a Director of the Company in December, 1997.

    Stephen R. Kalette, age 49, has been a Director of Pubco since December, 1983 and has been an executive officer of Pubco since April, 1984. Mr. Kalette currently serves as its Vice President,
Administration, General Counsel and Secretary.

    Robert H. Kanner, age 52, has been a Director and executive officer of Pubco since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Executive Officer.

    Leo L. Matthews, age 60, has been President of the Company's construction products business since it was acquired in March, 1993.

    Maria Szubski, age 40, has been the Chief Financial Officer of the Company since June 30, 1999. Between January 1, 1995 and that date, Ms. Szubski acted as the Company's controller.

Family Relationships

    There are no familial relationships between any Director and executive officer of Pubco.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of Pubco who are responsible for day-to-day operations. In 1999, the Board held two meetings and took action by unanimous written consent on one other occasion. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    Pubco has a standing Audit Committee. The Audit Committee consists of Mr. Corlett, Mr. Howard and Mr. Inlow. The Audit Committee (i) reviews the internal controls of Pubco and its financial reporting; (ii) meets with the Chief Financial Officer and such other officers as it, from time to time, deems necessary; (iii) meets with Pubco's independent public auditors and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such auditors, and the adequacy of the Company's internal accounting controls; and (iv) recommends to the Board the appointment of the independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to the Company's delay in drafting a Form 3, Initial Statement of Beneficial Ownership of Securities, for Director Jack Howard after his election to the Company's Board of Directors on September 9, 1999, Mr. Howard failed to timely file such form. The form was filed before the end of 1999. There were no other known failures to file by Mr. Howard or any other Director of the Company.

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

<CAPTIONS>

                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position       Year  Salary($)    ($)         ($)       Awards ($)    (#)     ($)         ($)

Robert H. Kanner(1)
     Chairman, CEO,   1999  $525,000      ---     $85,631(2)       ---       ---      ---   $173,092(3,4,5)
     President        1998   525,000      ---      74,710          ---       ---      ---    181,605
                      1997   525,000      ---      72,014          ---       ---      ---    184,691


Stephen R. Kalette
     VP-Admin.,       1999  $330,000      ---     $28,844(6)       ---    20,000      ---   $ 32,494(4,5)
     General Counsel  1998   330,000      ---      27,600          ---       ---      ---     35,757
     & Secretary      1997   330,000      ---      26,416          ---       ---      ---     35,799


William A. Dillingham(7)
     President of     1999  $450,000      ---     $ 9.189(7)       ---   100,000      ---   $ 25,000(5,8)
     Printer Supplies 1998   450,000      ---      10,091          ---       ---      ---     31,000
     Business         1997   450,000      ---       5,473          ---       ---      ---     31,000


Leo L. Matthews(9)
     President of     1999  $133,789   $ 60,084   $ 7,431(10)      ---       ---      ---   $ 10,816(11)
     Allied           1998   130,000     70,000     5,703          ---       ---      ---     11,000
                      1997   130,000     65,055     5,163          ---       ---      ---     10,847

Maria Szubski
     Chief Financial  1999  $137,812        ---   $ 3,418(12)      ---    10,000      ---   $ 13,095(4,5)
     Officer




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

(2)      Of the amount shown in the table, $81,087 in 1999, $70,258 in 1998 and $67,620 in
         1997 represents the premiums on life insurance paid for by the Company on Mr.
         Kanner's life, and for which the Company is not a beneficiary; and $4,544 in 1999,
         $4,452 in 1998 and $4,394 in 1997 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $118,500 in 1999, $122,100 in 1998 and $125,400 in 1997
         represents a payment by the Company toward the premium on split dollar life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.
         The amounts will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $53,592 in 1999, $58,505 in 1998 and $58,291 in 1997
         of the amounts shown in the table for Mr. Kanner and $31,494 in 1999, $34,757 in
         1998 and $34,799 in 1997 of the amounts shown in the table for Mr. Kalette and
         $12,095 of the amount shown in the table for Ms. Szubski are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      In 1997, the Company adopted a 401-K plan to provide retirement benefits for employees of Pubco and the Company's printer supplies business, including officers.
         Participating employees make voluntary contributions to the Plan, a portion of which the Company matches.  Of the amounts shown in the 1999, 1998 and 1997 tables for Mr.
         Kalette, Mr. Kanner and Ms. Szubski, $1,000 was contributed by Pubco to such plan.
         Of the amount shown in the 1999, 1998 and 1997 tables for Mr. Dillingham, $1,000 was contributed by Buckeye to such plan.  Vesting of benefits under the plan is phased in over five years.

(6)      Of the amount shown in the table, $24,124  in 1999, $23,085 in 1998 and $22,210 in
         1997 represents the premiums on life insurance paid for by the Company on Mr.
         Kalette's life, and for which the Company is not a beneficiary; and $4,251 in 1999,
         $4,057 in 1998 and $3,725 in 1997 represents the cost of providing Mr. Kalette with use of an automobile during the year.

(7)      All of the amounts shown as paid to or for Mr. Dillingham were paid by the Company's printer supplies business.  Of the amount shown in the table, $4,995 in 1999, $4,425 in 1998 and $3,885 in 1997 represents the premiums on life insurance paid for by the
         Company's printer supplies business on Mr. Dillingham's life, and for which it is not a beneficiary; and $4,194 in 1999, $5,666 in 1998 and $1,588 in 1997 represents the cost of providing Mr. Dillingham with use of an automobile during the year.



(8)      In 1988, the Company's printer supplies business adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to arestrictive vesting schedule.  Of the amount shown in the table for Mr. Dillingham, $24,000 in 1999 and $30,000 in 1998 and 1997 was
         contributed to such plan for the benefit of such executive officer with respect to each of the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(9)      All of the amounts shown as paid to or for Mr. Matthews were paid by the Company's construction products business.  Mr. Matthews has an employment agreement with such business providing for a minimum $130,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses.

(10)     Of the amount shown in the table, $2,126 in 1999, $1,710 in 1998 and $1,710 in 1997 represents the premiums on life insurance paid for by the construction products business on Mr. Matthew's life, and for which it is not a beneficiary; and $5,305 in
         1999, $3,993 in 1998 and $3,453 in 1997 represents the cost of providing Mr.
         Matthews with use of an automobile during that year.

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

(12)     The amount shown in the table represents the cost of providing Ms. Szubski with use of an automobile during the year.

1998 Equity Incentive Plan

    In July, 1998, the Board of Directors adopted the Company's 1998 Equity Incentive Plan, subject to approval by the Company's stockholders which was obtained at the Annual Meeting of Stockholders held on September 14, 1998. The Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan as approved by the stockholders is 200,000. No stock awards were issued under the Plan during 1998. During 1999, the Board amended the Plan which was approved by the Stockholders in September, 1999, to increase the number of shares issuable under the Plan by 120,000 shares to 320,000 shares. No awards of stock bonuses, restricted stock or stock appreciation rights have been granted under the Plan. The Board made the following grants of stock options to executive officers in 1999:

                      OPTION GRANTS IN LAST FISCAL YEAR

                                 Percent
                         Number     Of
                           Of     Totals
                         Shares  Options   Exer-
                         Under-  Granted   cise    Market             Grant
                         lying      In     Price   Price    Expira-   Date
                        Options   Fiscal    Per      At      tion     Present
      Name              Granted    Year    Share   Grant     Date     Value

Robert H. Kanner             --       --       --      --        --        --

Stephen R. Kalette       20,000     8.33    $9.00   $9.75  01/20/09  $ 93,800

William A. Dillingham   100,000    41.67    $9.00   $9.75  01/20/09  $469,000

Leo R. Matthews              --       --       --      --        --        --

Maria Szubski            10,000     4.17    $9.00   $9.75  01/20/09  $ 46,900

The grant date present value, calculated using the Black-Scholes calculation method, is based on certain assumptions as to the interest rates, stock price volatility and future dividend yield. There is no assurance that these assumptions will be true in the future. The actual value, if any, that an executive will realize upon exercise of an option, will be the excess of the stock price over the exercise price.

AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                               Number of
                                               Securities     Value of
                                               Underlying     Unexercised
                                               Unexercised   In-The-Money
                                               Options At     Options At
                         Shares                Fiscal Year-   Fiscal Year
                        Acquired     Value     End    (#)     End    ($)
                           On       Realized   Exercisable/   Exercisable/
        Name            Exercise #     $      Unexercisable  Unexercisable

Robert H. Kanner                --        --             --             --

Stephen R. Kalette              --        --      0/100,000            0/0

William A. Dillingham           --        --      0/ 20,000            0/0

Leo R. Matthews                 --        --             --             --

Maria Szubski                   --        --      0/ 10,000            0/0

As of January 21, 2000, the options became exercisable for 1/4 of the number of shares shown in the table. The remaining options become exercisable over the next three years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 2000 (i) the number of shares of Pubco's stock owned, directly or indirectly, by each Director and executive officer of the Company and by all Directors and officers as a group, and (ii) the number of shares of Pubco's stock held by each person who was known by Pubco to beneficially own more than 5% of Pubco's stock:

                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder        Ownership(1)(2)(5)  Class(5)    Ownership (1)(2)     Class      Power(5)
Glenn E. Corlett                  --         --                  --           --         --
Jack Howard(6)                 9,867          *                  --           --          *
Harold L. Inlow                   --         --                  --           --         --
Stephen R. Kalette(5)          5,166          *              13,759          2.5        1.6
Robert H. Kanner(3)        2,066,894       64.9             514,044         92.9       82.7
William A. Dillingham(5)      28,725          *                  --           --          *
Leo L. Matthews(4)                --         --                  --           --         --
Maria Szubski(5)               2,550          *                  --           --          *
  3830 Kelley Avenue
  Cleveland, OH 44114

All Directors and
  officers as a group      2,118,202       65.7             527,803         95.4       84.5
  (9 persons)(3)(5)

FMR Corp. (7)
  82 Devonshire Street
  Boston, MA 02109           319,500        9.9                  --           --        3.7

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

(4) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.

(5) Includes for each respective person and the group, the following number of shares of Common Stock which may be acquired within 60 days on exercise of stock options: Kalette - 5,000, Dillingham - 25,000, Szubski - 2,500, all officers and directors as a group - 37,500.

(6) Does not include 1,100 shares of Common Stock owned by Mr. Howard's wife as custodian for his children, as to which shares he disclaims beneficial ownership.

(7) Information concerning FMR Corp. is based upon disclosure contained in a Schedule 13(G) filed with the SEC and the Company as of February 1, 1999.


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

                                PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)   l.  List of Financial Statements
                                                         Page Number

          Consolidated Balance Sheets at
          December 3l, l999 and l998........................   14

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 3l, l999....................   16

          Consolidated Statements of Stockholders'
          Equity for each of the three years in
          the period ended December 3l, l999................   17

          Consolidated Statements of Cash Flows
          for each of the three years in the
          period ended December 3l, l999....................   18

          Notes to Consolidated Financial Statements........   19


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

          10.26 Stock Purchase Agreement between Pubco and Marion and Warren Pollock. [Form 8-K dated October 20, 1997, Exhibit 10.26]

          10.27 Stock Purchase Agreement between Pubco and Quest Equities Corp. [Form 8-K dated October 20, 1997,
                        Exhibit 10.27]

          10.28 June 30, 1997 (Seventh) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.28]

          10.29 July 11, 1997 (Eighth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.29]

          10.30 Amended and Restated Master Promissory Note, Pledge and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association. [Form 10-K for year ended December 31, 1997, Exhibit 10.30]

          10.31 Second Amended and Restated Master Promissory Note and Security Agreement dated November 25, 1997, between Pubco Corporation and KeyBank National Association for the Buckeye Business Products, Inc. Division. [Form 10-K for year ended December 31, 1997, Exhibit 10.31]

          10.32 August 26, 1998 (Ninth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association. [Form 10-K for year ended December 31, 1998, Exhibit 10.32]

          10.33         Pubco Corporation 1998 Equity Incentive Plan.
                        [Information Statement for September 14, 1998 Annual Meeting of Stockholders, Appendix A]


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

                                  PUBCO CORPORATION


                                  By:  /s/ Robert H. Kanner
                                     ----------------------------------
                                     Robert H. Kanner,
                                     Chairman of the Board, President,
                                     Chief Executive Officer


                                  By:  /s/ Maria Szubski
                                     ----------------------------------
                                     Maria Szubski
                                     Chief Financial Officer

Date:  March 29, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:


                                       /s/ Robert H. Kanner
                                     ----------------------------------
                                     Robert H. Kanner, Director


                                       /s/ Stephen R. Kalette
                                     ----------------------------------
                                     Stephen R. Kalette, Director


                                       /s/ Glenn E. Corlett
                                     ----------------------------------
                                     Glenn E. Corlett, Director


                                       /s/ William A. Dillingham
                                     ----------------------------------
                                     William A. Dillingham, Director


                                       /s/ Jack Howard
                                     ----------------------------------
                                     Jack Howard, Director


                                       /s/ Harold L. Inlow
                                     ----------------------------------
                                     Harold L. Inlow, Director

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

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 1999         $  848        $  106     $    -        $  182 (A)       $  772


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