Form 10-Q
period 2000-03-31
PUBCO CORP
filed 2000-05-15
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 2000

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of May 1, 2000: 3,720,509

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999. . . . . . . .       3

           Consolidated Statements of Operations
           for the Three Months Ended
           March 31, 2000 and 1999. . . . . . . . .  . . . . .       5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           2000 and 1999. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     11

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                    March 31      December 31
                                                      2000            1999
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  3,842        $  9,868
  Marketable securities and other
    investments available for sale                    23,525          17,489
  Trade receivables (less allowances of
    $822 in 2000 and $772 in 1999)                     9,497           7,890
  Inventories--Note B                                 13,606          11,262
  Deferred income taxes                                1,643           1,600
  Prepaid expenses and other current assets            2,810           2,465
                                                    --------        --------
                             TOTAL CURRENT ASSETS     54,923          50,574


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $12,441 in 2000
  and $12,224 in 1999)                                 6,016           6,096


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,185 in 2000 and $1,132 in 1999)                   3,494           3,547


OTHER ASSETS                                          34,008          34,213
                                                    --------        --------

                                     TOTAL ASSETS   $ 98,441        $ 94,430
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                    March 31      December 31
                                                      2000            1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  8,899        $  5,977
  Accrued liabilities                                  6,407           7,515
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     15,306          13,492

LONG-TERM DEBT                                         1,940             771

DEFERRED CREDITS AND NONCURRENT LIABILITIES           25,805          25,562

MINORITY INTEREST                                        740             711

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,382 issued and
      3,186,218 outstanding in 2000 and 3,201,276
      issued and 3,189,112 outstanding in 1999            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,091 issued and
      outstanding in 2000 and 553,197 issued
      and outstanding in 1999                              6               6
  Additional paid in capital                          32,231          32,221
  Retained earnings                                   22,141          21,175
  Accumulated other comprehensive income                 356             551
                                                    --------        --------
                                                      54,767          53,986
  Treasury stock at cost,
    15,164 shares in 2000 and
    12,164 shares in 1999                               (117)            (92)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     54,650          53,894
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 98,441        $ 94,430
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)


                                                       Three Months Ended
                                                             March 31
                                                      2000            l999

Net sales                                           $ 15,939        $ 18,302
Cost of sales                                         10,723          12,497
                                                    --------        --------
                             GROSS PROFIT              5,216           5,805

Costs and expenses:
  Selling, general and
    administrative expenses                            4,135           4,480
  Interest expense                                        31              34
  Interest income                                       (549)           (604)
  Other expense (income) net                            (333)              8
                                                    --------        --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST              1,932           1,887

Provision for income taxes                               718             597
                                                    --------        --------
          INCOME BEFORE MINORITY INTEREST              1,214           1,290

Minority interest                                        (29)            (54)
                                                    --------        --------
                               NET INCOME           $  1,185        $  1,236
                                                    ========        ========

Preferred stock dividend requirements                    219             206
                                                    --------        --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS           $    966        $  1,030
                                                    ========        ========

    BASIC AND DILUTIVE EARNINGS PER SHARE           $    .26        $    .27
                                                    ========        ========

Weighted average number
  of shares outstanding                            3,741,056       3,752,473
                                                   =========       =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                      Three Months Ended
                                                                            March 31
                                                                     2000             1999
OPERATING ACTIVITIES
  Net income                                                       $  1,185         $  1,236
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     273              252
      Stock based compensation                                           10                -
      Deferred income taxes                                             644              801
      Net (gain) on sales of securities                                (383)             (61)
      Net (gain) on disposal of fixed assets                              -              (80)
      Minority interest                                                  29               54
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,607)          (1,673)
          Inventories                                                (2,344)          (1,333)
          Accounts payable                                            2,922            3,980
          Other current liabilities                                  (1,108)          (1,071)
          Other, net                                                   (717)            (329)
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (1,096)           1,776

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (6,848)             (27)
  Proceeds from sale of marketable securities                         1,133              301
  Purchases of fixed assets                                            (140)            (515)
  Proceeds from the sale of fixed assets                                  -               80
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (5,855)            (161)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                        6,440            5,651
  Principal payments on long-term debt                               (5,271)          (6,305)
  Dividends paid                                                       (219)            (206)
  Purchase of treasury stock                                            (25)               -
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               925             (860)
                                                                   --------         --------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (6,026)             755

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,868            9,816
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  3,842         $ 10,571
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2000




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

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

Earnings per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $12.50 per share.

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The Company had $2,600 and $3,100 outstanding at March 31, 2000 and December 31, 1999, respectively.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2000



NOTE B -- Inventories

The components of inventories consist of the following:

                                                 March 31        December 31
                                                   2000             1999

    Raw materials and supplies                   $ 7,017           $ 5,838
    Work in process                                  664               321
    Finished goods                                 6,905             6,048
                                                 -------           -------
                                                  14,586            12,207
    Less inventory reserves                         (980)             (945)
                                                 -------           -------
                                                 $13,606           $11,262
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following for the three months ended March 31

                                                   2000             1999

    Net Income                                   $ 1,185          $ 1,236
    Other Comprehensive Income:
      Unrealized holding gains on
        investments available for sale
        arising during the period                    344              483
      Less reclassification adjustment
        for gains on investments available
        for sale                                    (383)             (61)
      Unrealized currency translation adjustments
        arising during the period                     (4)             (47)
      Pension adjustment                            (152)               -
                                                 -------          -------
    Total Other Comprehensive (Loss) Income         (195)             375
                                                 -------          -------
    Total Comprehensive Income                   $   990          $ 1,611
                                                 =======          =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2000



NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated
Three months ended
March 31, 2000

Net sales                                 $ 9,158      $6,781                -       $15,939
Income before income taxes and
  minority interest                           984         351             $597         1,932

Three months ended
March 31, 1999

Net sales                                  10,391       7,911                -        18,302
Income before income taxes and
  minority interest                         1,075         698              114         1,887


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 2000 and 1999

Sales declined in 2000 from 1999 because of decreases in sales at both the Company's construction products business and its printer supplies business. The decrease in sales in the construction products business is primarily attributable to lower unit sales. The decrease in sales in the printer supplies business, which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines, is primarily attributable to the decline in sales of supplies for impact printers.

The gross profit decrease in 2000 from 1999 is primarily the result of the decrease in sales. Gross profit percentage increased in 2000 from 1999 primarily because of an increase in gross profit percentage at the Company's label supplies business. The Company's label supplies business introduced its first direct-to-end-user catalog in the first quarter of 2000 which resulted in higher gross profits on label supplies sold. The label supplies business also closed its label coating plant in the first quarter of 2000, which has reduced the cost of materials. Income before income taxes and minority interest increased slightly. The gross profit decrease in 2000 was offset partially by a reduction in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $27,367,000 of cash, cash equivalents, marketable securities and other short-term investments. The Company's marketable securities and other short term investments are subject to risk of loss and fluctuations in value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line for its printer supplies business. At March 31, 2000, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At March 31, 2000, borrowing under this line of credit was $1,940,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At March 31, 2000, letters of credit aggregating approximately $2,370,000 were outstanding, but there were no borrowings under this line. The Company is continually reviewing business acquisition opportunities.

The Company has commitments for capital expenditures of approximately $1,000,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2000 primarily from existing funds.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and April 30, 2000, the Company purchased 33,964 shares at an average price of approximately $7.618 per share for a total of $258,733.

Stockholders' equity of $54,650,000 at March 31, 2000 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at March 31, 2000, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at March 31, 2000.


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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ----------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer




                                   /s/   Maria Szubski
                                 ----------------------------
                                 Maria Szubski
                                 Chief Financial Officer




















Dated:  May 15, 2000

                                EXHIBIT INDEX




Financial Data Schedule