Form 10-Q
period 2000-06-30
PUBCO CORP
filed 2000-08-11
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended             June 30, 2000

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of August 4, 2000: 3,711,509.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999 . . . . . . . .       3

           Consolidated Statements of Operations
           for the Three and Six Months Ended
           June 30, 2000 and 1999. . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           2000 and 1999. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     10



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     12

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                     June 30      December 31
                                                      2000            1999
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  5,552        $  9,868
  Marketable securities and other
    investments available for sale                    22,789          17,489
  Trade receivables (less allowances of
    $666 in 2000 and $772 in 1999)                     8,692           7,890
  Inventories                                         13,637          11,262
  Deferred income taxes                                1,642           1,600
  Prepaid expenses and other current assets            2,586           2,465
                                                    --------        --------
                             TOTAL CURRENT ASSETS     54,898          50,574


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $10,214 in 2000
  and $12,224 in 1999)                                 6,595           6,096


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,239 in 2000 and $1,132 in 1999)                   3,440           3,547


OTHER ASSETS                                          34,005          34,213
                                                    --------        --------

                                     TOTAL ASSETS   $ 98,938        $ 94,430
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                     June 30      December 31
                                                      2000            1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  7,384        $  5,977
  Accrued liabilities                                  5,771           7,515
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     13,155          13,492

LONG-TERM DEBT                                         2,585             771

DEFERRED CREDITS AND NONCURRENT LIABILITIES           26,865          25,562

MINORITY INTEREST                                        798             711

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,397 issued and
      3,158,433 outstanding in 2000 and 3,201,276
      issued and 3,189,112 outstanding in 1999            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,076 issued and
      outstanding in 2000 and 553,197 issued
      and outstanding in 1999                              6               6
  Additional paid in capital                          32,241          32,221
  Retained earnings                                   23,190          21,175
  Accumulated other comprehensive income                 390             551
                                                    --------        --------
                                                      55,860          53,986
  Treasury stock at cost,
   42,964 shares in 2000
   12,164 shares in 1999                                (325)            (92)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     55,535          53,894
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 98,938        $ 94,430
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)

                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   2000         l999           2000         1999
Net sales                                        $ 16,249     $ 17,787       $ 32,188     $ 36,089
Cost of sales                                      10,504       12,037         21,227       24,534
                                                 --------     --------       --------     --------
                             GROSS PROFIT           5,745        5,750         10,961       11,555

Costs and expenses:
  Selling, general and
    administrative expenses                         4,135        4,758          8,270        9,238
  Interest expense                                     46           19             77           53
  Interest income                                    (587)        (555)        (1,136)      (1,159)
  Other expense (income), net                          45          (46)          (288)         (38)
                                                 --------     --------       --------     --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           2,106        1,574          4,038        3,461

Provision for income taxes                            780          611          1,498        1,208
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST           1,326          963          2,540        2,253

Minority interest                                     (58)         (68)           (87)        (122)
                                                 --------     --------       --------     --------
                               NET INCOME        $  1,268     $    895       $  2,453     $  2,131
                                                 ========     ========       ========     ========

Preferred stock dividend requirements                 219          205            438          411
                                                 --------     --------      ---------     --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $  1,049     $    690       $  2,015     $  1,720
                                                 ========     ========       ========     ========

    BASIC AND DILUTIVE EARNINGS PER SHARE        $    .28     $    .19       $    .54     $    .46
                                                 ========     ========       ========     ========
Weighted average number
  of shares outstanding                         3,720,566    3,752,473      3,730,811    3,752,473
                                                =========    =========      =========    =========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                        Six Months Ended
                                                                            June 30
                                                                     2000             1999
OPERATING ACTIVITIES
  Net income                                                       $  2,453         $  2,131
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     551              478
      Stock based compensation                                           20
      Deferred income taxes                                           1,305            1,530
      Net (gain) on sales of securities                                (451)             (96)
      Net loss (gain) on disposal of fixed assets                        44              (80)
      Minority interest                                                  87              122
      Changes in operating assets and liabilities:
          Trade receivables                                            (802)            (806)
          Inventories                                                (2,375)          (1,551)
          Accounts payable                                            1,407            2,467
          Other current liabilities                                  (1,744)            (953)
          Other, net                                                   (200)             135
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES               295            3,377

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (6,873)             (27)
  Proceeds from sale of marketable securities                         2,106              970
  Purchases of fixed assets                                            (987)          (1,221)
  Proceeds from the sale of fixed assets                                  -               80
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (5,754)            (198)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       14,689           11,737
  Principal payments on long-term debt                              (12,875)         (11,967)
  Dividends paid                                                       (438)            (411)
  Purchase of treasury stock                                           (233)               -
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,143             (641)
                                                                   --------         --------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (4,316)           2,538

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,868            9,816
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  5,552         $ 12,354
                                                                   ========         ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2000




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

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The Company had $1,980 and $3,100 outstanding at June 30, 2000 and December 31, 1999, respectively.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2000



NOTE B -- Inventories

The components of inventories consist of the following:

                                                 June 30         December 31
                                                   2000             1999

    Raw materials and supplies                   $ 7,459           $ 5,838
    Work in process                                  705               321
    Finished goods                                 6,467             6,048
                                                 -------           -------
                                                  14,631            12,207
    Less inventory reserves                         (994)             (945)
                                                 -------           -------
                                                 $13,637           $11,262
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following for the three and six months ended June 30

                                                   Three Months Ended        Six Months Ended
                                                         June 30                  June 30
                                                   2000         1999         2000        1999
    Net Income                                   $ 1,268      $   895      $ 2,453     $ 2,131
    Other Comprehensive Income:
      Unrealized holding gains on
        investments available for sale
        arising during the period                    158          447          502         930
      Less reclassification adjustment
        for gains on investments available
        for sale                                     (68)         (35)        (451)        (96)
      Unrealized currency translation
        adjustments arising during the period        (56)         (31)         (60)        (78)
      Pension adjustment                               -            -         (152)          -
                                                 -------      -------      -------     -------
    Total Other Comprehensive
      Income (Loss) Income                            34          381         (161)        756
                                                 -------       ------      -------     -------
    Total Comprehensive Income                   $ 1,302       $1,276      $ 2,292     $ 2,887
                                                 =======       ======      =======     =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2000


NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated

Three months ended June 30, 2000

Net sales                                 $ 9,036      $ 7,213               -       $16,249
Income before income taxes and
  minority interest                         1,007          701            $398         2,106

Three months ended June 30, 1999

Net sales                                   9,620        8,167               -        17,787
Income before income taxes and
  minority interest                           633          807             134         1,574




Six months ended June 30, 2000

Net sales                                 $18,194      $13,994               -       $32,188
Income before income taxes and
  minority interest                         1,991        1,052            $995         4,038

Six months ended June 30, 1999

Net sales                                  20,011       16,078               -        36,089
Income before income taxes and
  minority interest                         1,708        1,505             248         3,461


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended June 30, 2000 and 1999

Sales declined in 2000 from 1999 because of decreases in sales at both the Company's construction products business and its printer supplies business for both the three and six month periods. The decrease in sales in the construction products business is primarily attributable to lower unit sales. The printer supplies business, which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines, also had a decrease in sales. This decrease is primarily attributable to the decline in sales of supplies for impact printers offset by an increase in the sale of labeling supplies and machines.

The gross profit percentage increase in 2000 from 1999 in both the three and six month periods is primarily the result of an increase in gross profit percentage at the Company's label supplies business. The Company's label supplies business introduced its first direct-to-end-user catalog in the first quarter of 2000 which resulted in higher gross profits on label supplies sold. The label supplies business also closed its Wisconsin label coating plant in the first quarter of 2000. The Company has been able to buy the substrates previously processed in the Wisconsin plant from outside vendors, eliminating the cost of running the Wisconsin plant. The decrease in gross profit dollars in 2000 was more than offset by a reduction in operating expenses in 2000. As a result, income before income taxes and minority interest increased in the 2000 three and six month periods from the corresponding 1999 periods.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $28,341,000 of cash, cash equivalents, marketable securities and other short-term investments and $2,585,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the remaining marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line for its printer supplies business. At June 30, 2000, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At June 30, 2000, borrowing under this line of credit was $2,585,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at June 30, 2000. At June 30, 2000, letters of credit with outstanding balances aggregating approximately $2,326,000 had been issued, primarily to purchase finished and raw material inventories from foreign vendors for the printer supplies business. The Company is continually reviewing business acquisition opportunities.

On June 29, 2000, the Company announced that it had entered into an Agreement with Smith Corona Corporation (OTC-SCCOE.OB), a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. Under the Agreement, Smith Corona would be reorganized, all existing Smith Corona stock would be cancelled, the Company would purchase approximately 49% of newly-issued reorganized Smith Corona's stock, and the remainder of reorganized Smith Corona's stock would be issued to Smith Corona's existing creditors and, to the extent, if any, provided for in the Plan of Reorganization, to Smith Corona's existing stockholders. The Agreement is subject to Bankruptcy Court confirmation of a Plan of Reorganization and several other conditions estimated to occur sometime in November or December, 2000. The Company agreed to pay a purchase price equal to a percentage of Smith Corona's asset values on the closing date. If the Plan of Reorganization can not be confirmed for any reason, the Company agreed to buy 100% of Smith Corona's assets for a purchase price calculated using the same formula. Had the Agreement been consumated on June 30, 2000, the purchase price would have been approximately $5,500,000. The Company intends to utilize certain of its cash, cash equivalents, marketable securities and other short-term investments to fund the purchase price and working capital needs of Smith Corona.

The Company has commitments for capital expenditures of approximately $450,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2000 primarily from existing funds.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and July 31, 2000, the Company purchased 42,964 shares at an average price of approximately $7.577 per share for a total of $325,540.

Stockholders' equity of $55,535,000 at June 30, 2000 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at June 30, 2000, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at June 30, 2000.

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


















Dated:  August 11, 2000

                                EXHIBIT INDEX




Financial Data Schedule