Form 10-Q
period 2000-09-30
PUBCO CORP
filed 2000-11-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended          September 30, 2000

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of November 6, 2000: 3,711,509.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999. . . . . .       3

           Consolidated Statements of Income
           for the Three and Nine Months Ended
           September 30, 2000 and 1999 . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           2000 and 1999. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     11



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     14

  Item l.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's)




                                                  September 30    December 31
                                                      2000            1999
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  4,790        $  9,868
  Marketable securities and other
    investments available for sale                    23,240          17,489
  Trade receivables (less allowances of
    $660 in 2000 and $772 in 1999)                     8,572           7,890
  Inventories                                         13,528          11,262
  Deferred income taxes                                1,642           1,600
  Prepaid expenses and other current assets            3,088           2,465
                                                    --------        --------
                             TOTAL CURRENT ASSETS     54,860          50,574


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation
  and amortization of $10,421 in 2000
  and $12,224 in 1999)                                 6,662           6,096


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,292 in 2000 and $1,132 in 1999)                   3,387           3,547


OTHER ASSETS                                          33,435          34,213
                                                    --------        --------

                                     TOTAL ASSETS   $ 98,344        $ 94,430
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's)

                                                  September 30    December 31
                                                      2000            1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  7,058        $  5,977
  Accrued liabilities                                  5,251           7,515
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     12,309          13,492

LONG-TERM DEBT                                         2,739             771

DEFERRED CREDITS AND NONCURRENT LIABILITIES           26,475          25,562

MINORITY INTEREST                                        831             711

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,201,399 issued and
      3,158,435 outstanding in 2000 and 3,201,276
      issued and 3,189,112 outstanding in 1999            32              32
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 553,074 issued and
      outstanding in 2000 and 553,197 issued
      and outstanding in 1999                              6               6
  Additional paid in capital                          32,251          32,221
  Retained earnings                                   24,015          21,175
  Accumulated other comprehensive income                  10             551
                                                    --------        --------
                                                      56,315          53,986
  Treasury stock at cost,
   42,964 shares in 2000
   12,164 shares in 1999                                (325)            (92)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     55,990          53,894
                                                    --------        --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 98,344        $ 94,430
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
($ in 000's except per share amounts)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30                September 30
                                                   2000         l999           2000         1999
Net sales                                        $ 14,688     $ 17,389       $ 46,876     $ 53,478
Cost of sales                                       9,472       11,922         30,699       36,456
                                                 --------     --------       --------     --------
                             GROSS PROFIT           5,216        5,467         16,177       17,022

Costs and expenses:
  Selling, general and
    administrative expenses                         4,035        5,186         12,305       14,424
  Interest expense                                     73           27            150           80
  Interest income                                    (618)        (482)        (1,754)      (1,641)
  Other expense (income), net                          75           12           (213)         (26)
                                                 --------     --------       --------     --------

               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           1,651          724          5,689        4,185

Provision for income taxes                            575          286          2,073        1,494
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST           1,076          438          3,616        2,691

Minority interest                                     (33)         (47)          (120)        (169)
                                                 --------     --------       --------     --------
                               NET INCOME        $  1,043     $    391       $  3,496     $  2,522
                                                 ========     ========       ========     ========

Preferred stock dividend requirements                 218          206            656          617
                                                 --------     --------       --------     --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $    825     $    185       $  2,840     $  1,905
                                                 ========     ========       ========     ========

    BASIC AND DILUTIVE EARNINGS PER SHARE        $    .22     $    .05       $    .76     $    .51
                                                 ========     ========       ========     ========
Weighted average number
  of shares outstanding                         3,711,509    3,752,473      3,724,330    3,752,473
                                                =========    =========      =========    =========




See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's)

                                                                       Nine Months Ended
                                                                         September 30
                                                                     2000             1999
OPERATING ACTIVITIES
  Net income                                                       $  3,496         $  2,522
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     799              771
      Stock based compensation                                           30                -
      Deferred income taxes                                           1,828            1,565
      Net (gain) loss on sales of securities                           (451)              21
      Net loss on disposal of fixed assets                               44               11
      Minority interest                                                 120              169
      Changes in operating assets and liabilities:
          Trade receivables                                            (682)          (2,048)
          Inventories                                                (2,266)            (219)
          Accounts payable                                            1,081            2,523
          Other current liabilities                                  (2,264)          (1,637)
          Other, net                                                   (263)            (616)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             1,472            3,062

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (7,912)             (27)
  Proceeds from sale of marketable securities                         2,106            1 142
  Lending to Smith Corona Corporation                                (2,109)               -
  Repayments from Smith Corona Corporation                            1,535                -
  Purchases of fixed assets                                          (1,249)          (1,390)
  Proceeds from the sale of fixed assets                                  -               80
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (7,629)            (195)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       20,947           17,988
  Principal payments on long-term debt                              (18,979)         (19,107)
  Dividends paid                                                       (656)            (617)
  Purchase of treasury stock                                           (233)               -
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,079           (1,736)
                                                                   --------         --------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (5,078)           1,131

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,868            9,816
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  4,790         $ 10,947
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

September 30, 2000




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

Earnings per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $12.50 per share. The effect of the Company's stock options are anti-dilutive for the periods presented.

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The Company had $576 and $3,100 outstanding at September 30, 2000 and December 31, 1999, respectively.

As required, effective for the year beginning January 1, 2001, the Company will adopt Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position. However, the Statement could increase volatility in earnings and comprehensive income.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

September 30, 2000



NOTE B -- Inventories

The components of inventories consist of the following:

                                               September 30      December 31
                                                   2000             1999

    Raw materials and supplies                   $ 6,779           $ 5,838
    Work in process                                  797               321
    Finished goods                                 6,903             6,048
                                                 -------           -------
                                                  14,479            12,207
    Less inventory reserves                         (951)             (945)
                                                 -------           -------
                                                 $13,528           $11,262
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following:

                                                   Three Months Ended       Nine Months Ended
                                                      September 30             September 30
                                                   2000         1999         2000        1999
    Net Income                                   $ 1,043      $   391      $ 3,496     $ 2,522
    Other Comprehensive Income:
      Unrealized holding (losses) gains
        on investments available for sale
        arising during the period                   (369)        (454)         133         476
      Less reclassification adjustment
        for losses (gains) on investments
        available for sale                             -          116         (451)         20
      Unrealized currency translation
        adjustments arising during the period        (11)          57          (71)        (21)
      Pension adjustment                               -            -         (152)          -
                                                 -------      -------      -------     -------
    Total Other Comprehensive
      (Loss) Income                                 (380)        (281)        (541)        475
                                                 -------      -------      -------     -------
    Total Comprehensive Income                   $   663      $   110      $ 2,955     $ 2,997
                                                 =======      =======      ========    =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

September 30, 2000



NOTE D -- STOCKHOLDERS' EQUITY


At the close of business on November 10, 2000, the Company effected a cash out of record stockholders holding fewer than 100 shares by way of a 1 for 100 reverse stock split followed by a 100 for 1 forward stock split of the Company's Common and Class B Stock. The effect of the transaction was to permit stockholders owning fewer than 100 shares of the Company's Common Stock and Class B Stock to sell those shares directly to the Company at the trading value of the Company's Common Stock. Stockholders owning 100 or more shares of the Company's Common or Class B Stock are not affected by the transaction.

On November 10, 2000, the total number of outstanding shares of the Company's Common Stock and Class B Stock were reduced by a total of approximately 140,000 shares, the number of shares held by the cashed out stockholders immediately prior to the reverse split. The Company estimates that cash payments to cashed-out stockholders will aggregate $1,050,000.

Par value of the Company's Common Stock and Class B Stock remained at $.01 per share after the stock splits.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

September 30, 2000


NOTE E -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated

Three months ended September 30, 2000

Net sales                                 $ 8,861      $ 5,827               -       $14,688
Income before income taxes and
  minority interest                         1,003          391            $257         1,651

Three months ended September 30, 1999

Net sales                                   9,996        7,393               -        17,389
Income before income taxes and
  minority interest                           206          573             (55)          724




Nine months ended September 30, 2000

Net sales                                 $27,055      $19,821               -       $46,876
Income before income taxes and
  minority interest                         2,994        1,443          $1,252         5,689

Nine months ended September 30, 1999

Net sales                                  30,007       23,471               -        53,478
Income before income taxes and
  minority interest                         1,914        2,078             193         4,185


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

Sales declined in 2000 from 1999 because of decreases in sales at both the Company's construction products business and its printer supplies business for both the three and nine month periods. The decrease in sales in the construction products business is primarily attributable to a softening of the construction products market. The decrease in sales in the printer supplies business is primarily the result of the change in the Company's focus to sales of higher margin but lower-priced printer supply products which the Company manufactures rather than on resales of lower margin but higher-priced branded printer supplies which the Company purchases from third parties as well as the continuing decrease in sales of supplies for impact printers.

The gross profit percentage increase in 2000 from 1999 in both the three and nine month periods is primarily the result of an increase in gross profit percentage at the Company's printer supplies business. Gross profit on printer supplies manufactured by the Company is significantly higher than the gross profit from resale supplies purchased by the Company. In addition, the Company's printer supplies business introduced direct-to-end-user catalogs in the first quarter of 2000 which has resulted in higher gross profits on printer supplies sold. The printer supplies business also closed its Wisconsin label coating plant in the first quarter of 2000. The Company has been able to buy the substrates previously processed in the Wisconsin plant from outside vendors, eliminating the cost of running the Wisconsin plant.

The decrease in gross profit dollars in 2000 was more than offset by a reduction in operating expenses in 2000. As a result, income before income taxes and minority interest increased in the 2000 three and nine month periods from the corresponding 1999 periods.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $28,030,000 of cash, cash equivalents, marketable securities and other short-term investments and $2,739,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in market value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company also has a $2,500,000 working capital line of credit for its printer supplies business. At September 30, 2000, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business. At
September 30, 2000, borrowing under this line of credit was $2,739,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at September 30, 2000. At September 30, 2000, letters of credit with outstanding balances aggregating approximately $3,415,000 had been issued, primarily to purchase finished and raw material inventories from foreign vendors for the Company's printer supplies business and to permit Smith Corona to purchase finished inventories from its foreign vendors under the DIP lending arrangement provided by the Company's financing subsidiary. Borrowings by Smith Corona from the Company under this arrangement aggregated $574,000 at September 30, 2000.

On June 29, 2000, the Company announced that it had entered into an Agreement with Smith Corona Corporation (OTC-SCCOE.OB), a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. Under the Agreement, Smith Corona would be reorganized, all existing Smith Corona stock would be cancelled, the Company would purchase approximately 49% of newly-issued reorganized Smith Corona's stock, and the remainder of reorganized Smith Corona's stock would be issued to Smith Corona's existing creditors and, to the extent, if any, provided for in the Plan of Reorganization, to Smith Corona's existing stockholders. The Agreement is subject to Bankruptcy Court confirmation of a Plan of Reorganization and several other conditions estimated to occur sometime in February of 2001. The Company agreed to pay a purchase price equal to a percentage of Smith Corona's asset values on the closing date. If the Plan of Reorganization can not be confirmed for any reason, the Company agreed to buy 100% of Smith Corona's assets for a purchase price calculated using the same formula. Had the Agreement been consumated on September 30, 2000, the purchase price would have been approximately $3,600,000. The Company intends to utilize certain of its cash, cash equivalents, marketable securities and other short-term investments to fund the purchase price and working capital needs of Smith Corona.

The Company has commitments for capital expenditures of approximately $215,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2000 primarily from existing funds.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and September 30, 2000, the Company purchased 42,964 shares at an average price of approximately $7.577 per share for a total of $325,540.

On October 26, 2000, the Company's stockholders approved a proposal to cash out holders with fewer than 100 shares of the Company's Common and Class B Stock by way of a 1 for 100 reverse split followed by a 100 for 1 forward split. The transaction was effective as of the close of business on November 10, 2000 and will be funded during the fourth quarter of 2000 from the Company's existing funds. The Company estimates that approximately 140,000 shares of its outstanding Common and Class B Stock will be purchased as a result of the transaction for an aggregate purchase price of approximately $1,050,000.

Stockholders' equity of $55,990,000 at September 30, 2000 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at September 30, 2000, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at September 30, 2000.

                         PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS.

          On October 26, 2000, the Company's Kroy LLC subsidiary ("Kroy") commenced an action in the United States District Court for the Northern District of Ohio, Case No. 1:00CV2714 (the "Ohio Action"), against Brother International Corporation and its Japanese parent, Brother Industries, Ltd. (together, "Brother") alleging that (i) Brother's label printers and label cartridges violate two of Kroy's patents, (ii) Brother had committed certain anti-trust violations, and (iii) Brother had otherwise unfairly used its dominant position in the consumer market for such products improperly. The Ohio Action was substantially identical to an action Kroy had commenced against Brother and several Virginia retailers of Brother products on September 21, 2000 in the United States District Court, Eastern District of Virginia, Richmond Division, Case No. 3:00CV604 (the "Virginia Action"), but which Kroy voluntarily dismissed as to Brother on October 26, 2000 prior to filing the Ohio Action. The Virginia defendants remain parties to the Virginia Action.

          Also on October 26, 2000, but later that day, Brother filed a Declaratory Judgment Action against Kroy asking the United States District Court for the District of New Jersey, Case No. 00-5340
          (AET) (the "First New Jersey Action") to declare that Kroy's patents were invalid or that Brother was not infringing them, to declare Brother was not violating antitrust laws and was not unfairly using its market position, and affirmatively alleging that Kroy was violating certain of Brother's patents with respect to compatible cartridges Kroy is selling for Brother's label printers.

          On November 1, 2000, the Virginia Defendants filed a separate Declaratory Judgment Action against Kroy in the United States District Court for the District of New Jersey, Case No. 00-5374
          (AET) (the "Second New Jersey Action") asking the court to declare that Kroy's patents were invalid or that the Virginia Defendants were not infringing them.

          Due to the recent nature of the filings, none of the parties to any of the actions have filed a response to the actions commenced by the others. It is too early to predict the outcome of the above litigation or its impact upon the Company.

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On October 26, 2000, at the Company's Annual Meeting of Stockholders, the Company's existing directors were reelected for a one year term and the Stockholders approved a proposal to cashout registered stockholders holding fewer than 100 shares of the Company's stock by way of an amendment to the Company's Certificate of Incorporation to effect a 1 for 100 reverse split followed by a 100 for 1 forward split of the Company's Common Stock and Class B Stock. The effect of the transaction will be to permit stockholders owning less than 100 shares of the Company's Common Stock and Class B Stock to sell those shares directly to the Company at the trading value of the Company's Common Stock. Stockholders owning less than 100 shares and desiring to remain stockholders of the Company were given time to purchase sufficient shares in the market to aggregate 100 shares or to put their shares of the Company's Common Stock in street name. The proposal was unanimously approved by the quorum attending the Meeting. The transaction was effective as of the close of business on November 10, 2000.

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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ---------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer




                                   /s/   Maria Szubski
                                 --------------------------
                                 Maria Szubski
                                 Chief Financial Officer


















Dated:  November 13, 2000

                                EXHIBIT INDEX




Financial Data Schedule