Form 10-K
period 2000-12-31
PUBCO CORP
filed 2001-03-29
CIK 80984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM l0-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934
For the fiscal year ended            December 31, 2000
                                        OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 2001, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the closing price of the Common Stock), was approximately $6,594,000.

As of March 1, 2001, 3,550,463 common shares (Common Stock and Class B Stock) were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None

           The exhibit index begins on page     of this Form l0-K.

                                       PART I


ITEM l.  BUSINESS

    The Company conducts two lines of business: the printer supplies business and the construction products business. See Note J of Notes to Consolidated Financial Statements for further information on industry segment reporting. The printer supplies business is conducted by the Company and its wholly-owned subsidiaries under the "Buckeye", "Aspen" and "Kroy" tradenames. The construction products business is conducted by an 85% owned subsidiary of the Company under the "Allied" tradename.

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

    Pubco was established in 1958 and is a Delaware corporation. As of March 1, 2001, the Company employed approximately 250 persons.

Printer Supplies Business

    The Company manufactures and sells thermal label printers, thermal transfer ribbons, thremal labels, computer ribbons and cartridge ribbons. The Company purchases supplies and component parts from various suppliers, some of whom produce component parts on molds owned by the Company. Printers are manufactured by subcontractors who, in some cases, produce printers from tools and dies owned by the Company. The Company also resells related products manufactured by others.

    The Company markets its computer and data processing supplies products through (i) an in-house telemarketing organization, catalogs, and a Company owned web-site, primarily to end-users in the United States; (ii) dealers; and (iii) original equipment manufacturers. Label printers and supplies are principally marketed throughout North America and Western Europe through catalogs and other direct marketing, distributors and wholesalers, original equipment manufacturers who sell products under their own tradenames, office machine and office product dealers, specialty retailers and catalog houses.

    The Company's printer supplies businesss has approximately 10,000 accounts, the largest of which represents approximately 3% of the Company's printer supplies business.

    Principal raw materials used by the Company include thermal transfer ribbon, thermal transfer paper, nylon impression fabric, injected molded plastic cartridge components, bond sheet paper, and coatings and heat shrinkable tubing, all of which materials are available from a variety of suppliers.

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

Construction Products Business

    The Company designs, manufactures, assembles and distributes products for the construction, utility and mining industries. These operations are housed in the Company's Cleveland, Ohio facility. Construction products are divided into (i) products which are mounted on excavators, industrial tractors, loaders and other equipment, including (A) hydraulic hammers used for breaking rock, concrete and similar materials, (B) hydraulic mounted compactors used for soil compaction and pile and sheeting driving applications, (C) grapples used for material handling and demolition, (D) asphalt cutters, and (E) hydraulic pedestal boom systems used for breaking oversize material at rock crushing operations and for waste handling operations; and (ii) underground products, including (A) pneumatic piercing tools used to make horizontal holes for placement or repair of underground utility lines, and (B) aluminum trench supports used to support the walls of open construction trenches.

    The Company has a long-term contractual relationship with Krupp Berco/Bautechnik GmbH ("Krupp"), a German manufacturer of hammers and component parts. The Company purchases component parts from Krupp, assembles its own hammer products using these and other components purchased domestically, and sells and distributes hammer products in the United States and Canada under its "Allied" tradenames.

    Construction product components and materials are purchased from a variety of metal products manufacturers, hydraulic system component suppliers, and steel and aluminum suppliers, principally located in the United States. No domestic supplier represents more than 5% of the construction product component and material purchases. Raw materials are available from a variety of sources and all of the domestic vendors are replaceable.

    Approximately 60% of the annual sales in the construction products business occurs during the first half of the year.

    No customer represents more than 5% of the annual sales of the construction products business.

    Firm order backlog totalled approximately $3,690,000 as of March 1, 2001 compared to approximately $4,056,000 at March 3, 2000.

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

Trademark Licensing

    Since 1986, the Company has been licensing use of its "Bobbie Brooks" related trademarks to Garan, Incorporated. Garan and its sublicensees, including Wal-Mart, sell sportswear under these labels exclusively at Wal-Mart Stores. Licensing fees are recorded within the Corporate segment in Industry Segment Information. See Note J.

Smith Corona Corporation

    On June 27, 2000, the Company entered into a stock purchase agreement (the "SCC Agreement") with Smith Corona Corporation, a Delaware corporation headquartered in Cortland, NY ("SCC") which, on May 23, 2000, had filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The SCC Agreement provides that as soon as practical after confirmation of SCC's plan of reorganization (the "Plan"), Pubco will purchase up to 49% of the newly issued stock of reorganized SCC for cash (the "Purchase Price"). SCC's unsecured creditors will be issued the remaining 51% of the stock of reorganized SCC. SCC's Plan was approved by the Bankruptcy Court on March 16, 2001 and the SCC Agreement will be consummated on or before March 30, 2001 (the "Closing Date"). The Purchase Price for Pubco's interest in SCC is calculated based upon a percentage of SCC's inventories and accounts receivable as of the Closing Date plus $380,000 and was determined by competitive bidding under rules established by the Bankruptcy Court. Pubco will use available cash to make the purchase. SCC currently sells typewriters, typewriter supplies and other supplies for office products, all of which are manufactured for it by suppliers in Mexico and Asia. SCC's brand names are internationally recognized and can be licensed to others for use on a variety of office and other products.

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

Scottsdale, AZ          Leased      10,100   Kroy's sign Division; leased
                                             through December, 2001

Reading, England        Leased      11,300   Kroy's European operations;
                                             leased through September,
                                             2006

St. Louis, MO           Owned      100,000   Commercial printing/offices;
                                             leased month to month to a
                                             3rd party

Havana, IL              Owned       25,000   Retail; leased to a 3rd
                                             party through February 2002


ITEM 3.  LEGAL PROCEEDINGS

    The Company's Kroy LLC subsidiary commenced an action on September 21, 2000 in the US District Court for the Eastern District of Virginia against Brother International Corporation and Brother Industries, Ltd. (the "Defendants"). On October 25, 2000, the Virginia action was voluntarily dismissed by Kroy and refiled as an action in the US District Court for the Northern District of Ohio. The Complaint alleged violation by the Defendants of certain patents owned by Kroy and certain other improper business conduct by the Defendants. The Defendants filed a corresponding action on October 25, 2000 in the US District Court for the District of New Jersey alleging that Kroy's patents in the Ohio action were invalid and alleging that Kroy was violating certain of the Defendant's patents. The New Jersey Action was subsequently dismissed and the Defendants filed similar defenses and counterclaims in the Ohio action. The parties are each seeking financial damages for patent infringement and other appropriate relief.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 26, 2000, at the Company's Annual Meeting of Stockholders, the Company's Stockholders approved a proposal to relect Glenn E. Corlett, William A. Dillingham, Jack Howard, Harold L. Inlow, Stephen R. Kalette and Robert H. Kanner for an additional one year term to the Company's six member Board of Directors. Each director nominee received 7,378,915 votes for his election. No votes were cast against the election of any director and there were no abstentions.

    Also at the Annual Meeting of Stockholders on October 26, 2000, the Stockholders approved a proposal to cashout registered stockholders holding fewer than 100 shares of the Company's stock by way of an amendment to the Company's Certificate of Incorporation to effect a 1 for 100 reverse stock split followed by a 100 for 1 forward stock split of the Company's Common and Class B Stock. The proposal received the favorable vote of all 7,378,915 votes cast at the Meeting. No votes were cast against the proposal and there were no abstentions. The transaction was effective as of November 10, 2000 and the Company is in the process of sending cash to affected stockholders as they surrender their respective stock certificates. The Company estimates that approximately 144,500 shares of its Common and Class B Stock formerly held by approximately 8,100 people have been converted into the right to receive cash as a result of the transaction.

                                PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

    Pubco's Common Stock is traded over-the-counter and quoted on NASDAQ's SmallCap Market under the symbol "PUBO". The following table presents the high and low sales prices of Pubco's Common Stock as reported by NASDAQ.


1999                                            High             Low
    First Quarter                             $ 9 7/8         $ 8 1/2
    Second Quarter                              9 7/8           7 3/4
    Third Quarter                               9 1/4           8
    Fourth Quarter                              8 3/4           7 5/16

2000                                            High             Low
    First Quarter                             $ 9             $ 7 1/2
    Second Quarter                              8 1/4           7 1/8
    Third Quarter                               8 1/4           7 3/8
    Fourth Quarter                              8               6 1/2


    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

(b) Holders.

    There were approximately 400 holders of record of the Common and Class B Stock, as of March 1, 2001.

(c) Dividends.

    Pubco has never paid cash dividends on its Common Stock and Class B Stock and does not anticipate paying dividends on its Common Stock or Class B Stock in the forseeable future. In addition, no dividends may be paid on the Common Stock or Class B Stock while there is any unpaid dividend on the Preferred Stock. No preferred stock dividends are in arrears at December 31, 2000. Subject to the foregoing, the payment of dividends will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data
                                                    Years Ended December 31
                                    2000         1999        1998        1997         1996
Net Sales                        $  59,344   $  67,353   $  68,660    $  53,902    $  51,069
Income from continuing
 operations before income
 taxes and minority interest         5,218       4,491       6,778        6,437        5,828
Net Income (A)                       3,322       9,269       7,338       10,224        6,291
Net Income Applicable
 to Common Stockholders (B)          2,447       8,446       6,463        9,367        5,416
Basic and Dilutive Earnings
Per Share (B)                          .66        2.25        1.72         2.50         1.50
Basic and Dilutive Earnings
 Per Common Share (A)            $     .66   $    2.25   $    1.72    $    2.50    $    1.50
Weighted Average
 Number of Shares                3,700,889   3,752,066   3,752,473    3,752,473    3,610,278

Selected Balance Sheet Data
                                                          December 31
                                    2000        1999         1998         1997         1996
Working Capital Ratio             4.0 to 1    3.7 to 1    3.3 to 1     2.6 to 1     2.8 to 1
Total Assets                     $  96,100   $  94,430   $  85,359    $  85,946    $  64,523
Long-term Debt                       2,201         771       1,689            -            -
Stockholders' Equity                54,295      53,894      45,179       42,049       31,335
Common Stockholders'
 Equity (C)                         47,295      46,894      38,179       35,049       24,335
 Per Common Share (C)            $   13.29   $   12.53   $   10.17    $    9.34    $    6.49
Shares Outstanding
 at Year End                     3,559,885   3,742,309   3,752,473    3,752,473    3,752,473

(A) Net Income in 1999, 1998, 1997 and 1996 includes the benefit of reducing the valuation allowance against the Company's deferred tax asset by $7,100, $2,700, $5,065 and $1,135, respectively.

(B) Net of Preferred Stock dividend requirements.

(C) Common Stockholders' Equity and Common Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.
</TABLE)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Comparison of 2000 and 1999

Net sales declined in 2000 from 1999 because of decreases in sales at both the Company's construction products business and its printer supplies business. The decrease in net sales in the construction products business is primarily attributable to a softening of the construction products market. The decrease in sales in the printer supplies business is primarily the result of (i) the change in the Company's focus to sales of higher margin, lower-priced, printer supply products which the Company manufactures rather than on resales of lower margin, higher-priced, branded printer supplies which the Company purchases from third parties and (ii) the continuing decrease in sales of supplies for impact printers.

The gross profit percentage increase in 2000 from 1999 is primarily the result of an increase in gross profit percentage at the Company's printer supplies business. Gross profit on printer supplies manufactured by the Company is significantly higher than the gross profit from resale supplies purchased by the Company. In addition, the Company's printer supplies business introduced "direct-to-end-user" catalogs in the first quarter of 2000 which has resulted in higher gross profits on printer supplies sales. The printer supplies business also closed its Wisconsin label coating plant in the first quarter of 2000. The Company has been able to buy the substrates previously processed in the Wisconsin plant from outside vendors, eliminating the cost of running the Wisconsin plant.

The effect of the decrease in gross profit dollars in 2000 was more than offset by a reduction in operating expenses in 2000. As a result, income before income taxes and minority interest increased in 2000 from 1999.

Net Income in 2000 decreased from 1999. In 1999, the Company reduced its valuation allowance against its deferred tax assets, resulting in recognition of a corresponding income tax benefit in 1999. Because the Company has now recognized all of its deferred tax assets, provisions for income taxes more closely approximate the statutory rates.

Realized losses (gains) from sales of securities were $342,000 in 2000 compared to ($7,000) in 1999. This is reflected in other expense
(income) net.

Comparison of 1999 and 1998

In 1999, the Company removed the entire $7,100,000 valuation allowance against its deferred tax assets, the effect of which was the recognition of those deferred tax assets in 1999. This action was taken because the Company determined that it was more likely than not that it would be able to fully utilize its deferred tax assets, although the timing of such utilization is uncertain. The $4,928,000 benefit for income taxes in 1999 primarily resulted from this recognition. Had these tax assets been fully recognized prior to 1999, the Company would have recorded a tax provision in 1999 of $2,172,000, net income of $2,169,000, and basic and dilutive earnings per common share of $0.36 rather than the net income of $9,269,000 and basic and dilutive earnings per common share of $2.25. Because the Company has now recognized all of its deferred tax assets, future provisions for income taxes should more closely approximate the statutory rates. This paragraph contains forward looking statements.
The realization of the deferred tax assets by the Company is not necessarily indicative of the Company's ability to generate taxable income in any particular future year. A number of factors could affect the timing of such utilization, including changes in technology, competitive pressures, raw material price increases, patent issues, and other factors which affect businesses generally.

The change in sales and gross profit percentage in 1999 from 1998 was primarily the result of an increase in sales at the construction products business offset by a decrease in sales at the Company's printer supplies business, which sells supplies for both impact and non-impact printing devices as well as labeling supplies and machines. The Company's construction products business historically achieves a lower gross profit and the mix of sales at the construction products business in 1999 was weighted more heavily toward lower gross profit products. The decrease in sales in the printer supplies business is largely attributable to the decline in sales of supplies for impact printers. This decline is expected to continue as additional impact printers in the marketplace are replaced by other types of printing devices. Sales of label machines and supplies also declined in 1999. Although the Company's label printers are now manufactured offshore, the lower manufacturing costs are being passed on to customers in the form of price reductions. The Company recently introduced new products for its printer supplies business. No assurance can be given that these new product introductions will be successful. A number of factors could affect their success, including changes in technology, competitive pressures, raw material costs, patent issues and other factors which affect businesses generally.

The increase in selling, general and administrative expenses during 1999 was primarily the result of an increase in such expenses at the Company's construction products business caused by new product introduction, trade show participation, sales commissions and other expenses, all of which were associated with the increase in sales at the construction products business.

Realized (gains) from sales of securities were ($7,000) in 1999 compared to ($595,000) in 1998. This is reflected in other expense (income), net.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net Federal operating loss carryforwards have been fully utilized and the Company is subject to income tax on its future income.

At December 31, 2000, the Company had $28,062,000 of cash, cash equivalents, marketable securities and other short-term investments and $2,201,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company expects to continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company has a $2,500,000 working capital line of credit for its printer supplies business. At December 31, 2000, there were no borrowings under this line of credit. The Company also has a $3,000,000 working capital line of credit for its construction products business.
At December 31, 2000, borrowings under this line of credit were $2,201,000. The Company also has a $10,000,000 line of credit which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. At December 31, 2000, there were no borrowings outstanding under this line, however, letters of credit aggregating approximately $2,432,500 were outstanding. The Company is continually reviewing business acquisition opportunities.

The Company has commitments for capital expenditures of approximately $100,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2001 primarily from existing funds.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. On October 31, 1995, the Company purchased 2,000 shares at $6.00 per share for a total of $12,000. Between October 28, 1999 and March 1, 2001, the Company purchased an additional 55,636 shares at an average price of approximately $7.37 per share for a total of $410,000.

Stockholders' equity of $54,295,000 at December 31, 2000 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 2000, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at December 31, 2000.

The Company expects to purchase a 49% interest in SCC utilizing existing cash.

NEW ACCOUNTING STANDARDS

As of January 1, 2001, the Company adopted Statement of Financial
Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities, " as amended.

As a result of the adoption of SFAS 133, the Company will recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

The fair value of the Company's derivative financial instruments approximates their carrying value at December 31, 2000. Accordingly, the adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Prior to January 1, 2001, under the deferral method, gains and losses from derivative instruments that qualified as hedges were deferred until the underlying hedged assets, liability or transaction monetized, matured or was otherwise recognized under generally accepted accounting principles. When recognized in net income, hedge gains and losses were included as an adjustment to cost of sales.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpreation of APB Opinion No. 25." The Interpreation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable awards until the options are exercised, forfeited or expire unexercised. To date, no stock options granted by the Company have been modified, and accordingly, the effect of adopting the provisions of FIN No. 44 is not expected to have a material impact on the current and future financial position and results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material impact on the Company's financial position or results of operations.

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

Interest Rate Risk. The Company is exposed to market risk from changes in interest rates on its borrowings and investing activities. The Company has investments in various domestic and foreign debt securities which mature between 2001 and 2009. These investments had a market value of approximately $7,000,000 at December 31, 2000. Substantially all of these investments are denominated in US dollars at fixed rates of interest. Increases and decreases in prevailing interest rates generally translate to decreases and increases in market value of those debt instruments. Based upon recent interest rate fluctuations, the Company does not expect that near term changes in interest rates will materially affect the Company's consolidated financial position, results of operations or cash flows. In addition, these instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instruments, and other general market conditions. Interest rates on lines of credit are variable, based upon prime or LIBOR rates. Outstanding borrowings at December 31, 2000 were $2,201,000.

Foreign Currency Risks. The Company is exposed to foreign currency exchange rate risk. The Company's European operations expose it to translation risk when the local currency financial statements are translated to US Dollars and certain of those funds are repatriated to the United States. These currency exchange rate fluctuations may affect comparability of revenues and expenses from year to year. The European operations are not significant to the Company's consolidated operations and, therefore, do not result in any significant exposure to the Company from foreign currency exchange rate fluctuations. In the normal course of business, the Company's US operations make purchases that are denominated in foreign currency. One of the Company's US based operations enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in foreign currency. At year-end, contracts with notional amounts totalling $1,300,000 were outstanding.

Foreign Currency Securities Purchases. From time to time, the Company purchases securities denominated in foreign currency. In addition to valuation fluctuations previously described, fluctuations in the exchange rate between US currency and the currency in which those securities are denominated could affect the value of such holdings and the rate of return experienced by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    PUBCO CORPORATION AND SUBSIDIARIES

                            DECEMBER 31, 2000









                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Cleveland, Ohio
March 23, 2001

CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)





                                                               December 3l
                                                            2000         1999

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  8,037     $  9,868
  Marketable securities and other
    investments available for sale                          20,025       17,489
  Trade receivables (less allowances of
    $686 in 2000 and $772 in 1999)                           6,827        7,890
  Inventories                                               12,490       11,262
  Deferred income taxes                                      1,300        1,600
  Prepaid expenses and other current assets                  2,862        2,465
                                                          --------     --------
                             TOTAL CURRENT ASSETS           51,541       50,574




PROPERTY AND EQUIPMENT, NET                                  6,535        6,096




INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $1,346 in 2000 and $1,132 in 1999)                         3,333        3,547




OTHER NONCURRENT ASSETS                                     34,691       34,213
                                                          --------     --------
                                     TOTAL ASSETS         $ 96,100     $ 94,430
                                                          ========     ========







See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS--CONTINUED
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                               December 3l
                                                            2000         l999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  5,820     $  5,977
  Accrued liabilities                                        6,990        7,515
                                                          --------     --------
                             TOTAL CURRENT LIABILITIES      12,810       13,492

LONG TERM DEBT                                               2,201          771

DEFERRED CREDITS AND NONCURRENT LIABILITIES                 26,005       25,562

MINORITY INTERESTS                                             789          711

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued
      and outstanding in 2000 and 1999 ($7,000
      aggregate liquidation preference)                          1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued                      -            -
  Common Stock:
    Common Stock-par value $.01; 5,000,000
      shares authorized; 3,062,462 issued
      and 3,012,352 outstanding in 2000
      and 3,201,276 issued and 3,189,112
      outstanding in 1999                                       30           32
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 547,533 issued and
      outstanding in 2000 and 553,197 issued
      and outstanding in 1999                                    5            6
  Additional paid in capital                                31,166       32,221
  Retained earnings                                         23,622       21,175
  Accumulated other comprehensive (loss) income               (157)         551
                                                          --------     --------
                                                            54,667       53,986
  Treasury stock at cost, 50,110 shares
    in 2000 and 12,164 shares in 1999                         (372)         (92)
                                                          --------     --------
                            TOTAL STOCKHOLDERS' EQUITY      54,295       53,894
                                                          --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 96,100     $ 94,430
                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)


                                                               Year Ended December 3l
                                                             2000        1999        1998
Net sales                                                $  59,344   $  67,353   $  68,660
Cost of sales                                               39,282      45,588      45,747
                                                         ---------   ---------   ---------
                                        GROSS PROFIT        20,062      21,765      22,913

Selling, general and administrative expenses                16,777      19,518      19,086
Interest expense                                               207          95         120
Interest income                                             (2,610)     (2,213)     (2,370)
Other expense (income), net                                    470        (126)       (701)
                                                         ---------   ---------   ---------
                                                            14,844      17,274      16,135

    INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         5,218       4,491       6,778


Provision (benefit) for income taxes                         1,818      (4,928)       (696)

                                                         ---------   ---------   ---------
                     INCOME BEFORE MINORITY INTEREST         3,400       9,419       7,474


Minority interest                                              (78)       (150)       (136)

                                                         ---------   ---------   ---------
                                          NET INCOME         3,322       9,269       7,338


Preferred stock dividend requirements                          875         823         875
                                                         ---------   ---------   ---------
         NET INCOME AVAILABLE TO COMMON STOCKHOLDERS     $   2,447   $   8,446   $   6,463
                                                         =========   =========   =========

                BASIC AND DILUTIVE EARNING PER SHARE     $     .66   $    2.25   $    1.72
                                                         =========   =========   =========

Weighted average number of shares outstanding            3,700,889   3,752,066   3,752,473
                                                         =========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

Three Years Ended December 3l, 2000
                                                                          Accumu-
                                                                          lated
                             Pre-                                         Other
                             ferred  Common  Class B  Addi-               Compre-
                             Stock   Stock   Stock    tional              hensive
                             Par     Par     Par      Paid In  Retained   Income   Treasury
                             Value   Value   Value    Capital  Earnings   (Loss)   Stock       Total
Balance at December 31,
  1997                            1      32        6   32,180     6,266      3,576     (12)     42,049

  Net income for 1998                                             7,338                          7,338

  Other comprehensive
    loss                                                                    (3,333)             (3,333)
  Total comprehensive
    income                                                                                       4,005

  Preferred Stock
    dividends paid at
    $12.50 per share                                               (875)                          (875)
                                ---     ---      ---  -------  --------    -------   -----     -------

Balance at December 31,
  1998                            1      32        6   32,180    12,729        243     (12)     45,179

  Net income for 1999                                             9,269                          9,269

  Other comprehensive
    income                                                                     308                 308
  Total comprehensive
    income                                                                                       9,577

  Preferred Stock
    dividends paid at
    $11.75 per share                                               (823)                          (823)

Stock based compensation                                   41                                       41

Purchase of Treasury Stock                                                             (80)        (80)
                                ---     ---      ---  -------  --------    -------   -----     -------

Balance at December 31,
  1999                          $ 1     $32      $ 6  $32,221  $ 21,175    $   551   $ (92)    $53,894

  Net income for 2000                                             3,322                          3,322

  Other comprehensive
    loss                                                                      (708)               (708)
  Total comprehensive
    income                                                                                       2,614

  Preferred Stock
    dividends paid at
    $12.50 per share                                               (875)                          (875)

Stock based compensation                                   41                                       41

Stock repurchase                         (1)      (1)  (1,096)                                  (1,098)

Purchase of Treasury Stock               (1)                                          (280)       (281)
                                ---     ---      ---  -------  --------    -------   -----     -------

Balance at December 31,
  2000                          $ 1     $30      $ 5  $31,166  $ 23,622    $  (157)  $(372)    $54,295
                                ===     ===      ===  =======  ========    =======   =====     =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                                      Year Ended December 3l
                                                                   2000        1999          1998
OPERATING ACTIVITIES
  Net income                                                  $  3,322      $   9,269     $  7,338
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              1,181          1,015        1,031
      Stock based compensation                                      41             41            -
      Deferred income taxes                                        890         (5,210)        (954)
      Net loss (gain) on sales of securities                       342             (7)        (595)
      Net (gain) loss on disposal of fixed assets                  (16)            12            1
      Minority interest                                             78             27           22
      Changes in operating assets and liabilities
        net of acquisitions:
          Trade receivables                                      1,063             82         (423)
          Inventories                                           (1,228)           363         (625)
          Accounts payable                                        (157)          (141)      (1,800)
          Other current liabilities                               (525)          (977)      (3,013)
          Other, net                                              (946)          (663)         428
                                                              --------      ---------     --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES          4,045          3,811        1,410

INVESTING ACTIVITIES
  Purchases of marketable securities                            (8,166)        (1,813)      (1,692)
  Proceeds from sales of marketable securities                   4,505          1,277        8,404
  Purchases of fixed assets                                     (1,515)        (1,482)        (851)
  Proceeds from the sale of fixed assets                           124             80           11
                                                              --------      ---------     --------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (5,052)        (1,938)       5,872

FINANCING ACTIVITIES
  Proceeds from long-term debt                                  25,757         23,785       16,822
  Principal payments on long-term debt                         (24,327)       (24,703)     (15,133)
  Dividends paid on preferred stock                               (875)          (823)        (875)
  Stock repurchase                                              (1,098)             -            -
  Purchase of treasury stock                                      (281)           (80)           -
                                                              --------      ---------     --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (824)        (1,821)         814
                                                              --------      ---------     --------

       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,831)            52        8,096

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          9,868          9,816        1,720
                                                              --------      ---------     --------

               CASH AND CASH EQUIVALENTS AT END OF YEAR       $  8,037      $   9,868     $  9,816
                                                              ========      =========     ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, 2000
($ in 000's except share amounts)



NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of Pubco Corporation ("Company" or "Pubco") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Company includes its Buckeye Business Products, Inc. division ("Buckeye"), its Kroy LCC ("Kroy") subsidiary, and its Aspen Imaging International, Inc. ("Aspen") subsidiary which manufacture and market printer and labeling supplies. Additionally, Pubco owns approximately 85% of Allied Construction Products, Inc. ("Allied"), which manufactures and distributes products for the construction and related industries. Pubco also owns other income producing assets.

Cash and Cash Equivalents: Cash equivalents consist of all highly liquid investments generally with a maturity of three months or less at the time of purchase. Cash equivalents are carried at cost, which approximates fair value.

Marketable Securities and Other Investments: Marketable securities and other investments are classified as available for sale and, accordingly, are stated at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in "other expense (income), net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market.

Derivatives and Hedging. Effective as of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 by the Financial Accounting Standards Boaard ("FASB"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" originally issued in June, 1999 and June, 2000, respectively. These pronouncements amended portions of SFAS 133 and will be applied prospectively as the cumulative effect of an accounting change effective January 1, 2001.

As a result of the adoption of SFAS 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

The fair value of the Company's derivative financial instruments approximates their carrying value at December 31, 2000. Accordingly, the adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Prior to January 1, 2001, under the deferral method, gains and losses from derivative instruments that qualified as hedges were deferred until the underlying hedged asset, liability or transaction monetized, matured or was otherwise recognized under generally accepted accounting principles. When recognized in net income, gains and losses on hedging activities were included as an adjustment to Cost of Sales.

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and marketable securities, other investments and long term debt. Long term debt is at market rates of interest that adjust frequently. The carrying amount of long term debt approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The Company had outstanding foreign currency exchange agreements with notional amounts totalling $1,300 and $3,100 at December 31, 2000 and 1999, respectively.

Long-lived Assets: Property and equipment are recorded at cost, net of accumulated amortization. Depreciation is principally computed by the straight-line method over the following estimated useful lives: buildings, 10 to 30 years; machinery, equipment and fixtures, 5 to 10 years; and leasehold improvements, 5 to 10 years.

Intangible assets ("goodwill") represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, generally over 10 to 20 years. The carrying amount of goodwill is reviewed whenever facts and circumstances indicate the value may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced to its fair value.

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

No impairment of goodwill or other long-lived assets was recorded in 2000, 1999 or 1998.

Revenue Recognition: Revenue is recognized generally upon shipment of products to customers.

Research and Development Costs: The Company performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $641, $1,322 and $1,380 for the years ended December 31, 2000, 1999 and 1998, respectively.

Earnings Per Common Share Amounts: Earnings per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding. The Company had no dilutive securities outstanding for any periods presented. Accordingly, basic and diluted earnings per share are the same.

Stock Options: The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

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

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

New Accounting Policies:

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable awards until the options are exercised, forfeited or expire unexercised. To date, no stock options granted by the Company have been modified and, accordingly, the effect of adopting the provisions of FIN 44 is not expected to have a material impact on the current and future financial position and results of operations of the Company.

In December, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 on October 1, 2000, did not have a material effect on the Company's financial position or results of operations.

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

PUBCO CORPORATION AND SUBSIDIARIES



NOTE B--OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of the following:
                                                       Year Ended December 31
                                                   2000         l999         1998
    Other Comprehensive (Loss) Income:
      Unrealized holding (losses) gains
        on investments available for sale
        arising during the period, net of tax    $  (835)     $   366      $(2,728)
      Less reclassification adjustment
        for gains on investments available
        for sale                                     342           (7)        (595)
      Pension adjustment                            (152)           -            -
      Unrealized currency translation
        adjustments arising during the period        (63)         (51)         (10)
                                                 -------      -------      -------
      Total Other Comprehensive (Loss) Income    $  (708)     $   308      $(3,333)
                                                 =======      =======      =======

    Accumulated Other Comprehensive (Loss)
    Income:
      Unrealized holding gains on investments
        available for sale, net of tax           $   129      $   622      $   263
      Pension adjustment                            (152)           -            -
      Cumulative translation adjustment             (134)         (71)         (20)
                                                 -------      -------      -------
      Total accumlated other comprehensive
        (loss) income                            $  (157)     $   551      $   243
                                                 =======      =======      =======

PUBCO CORPORATION AND SUBSIDIARIES



NOTE C--MARKETABLE SECURITIES

The following is a summary of available for sale securities:
                                                        Gross        Gross      Estimated
                                                      Unrealized   Unrealized     Fair
                                            Cost         Gains      (Losses)      Value
    December 31, 2000
    US Corporate Equity Securities       $ 11,690      $  1,906      $   (767)   $ 12,829
    US Corporate Debt Securities            3,952           176        (1,484)      2,644
    Foreign Government Debt Securities        550           454             -       1,004
    Foreign Corporate Debt Securities       3,628             -           (80)      3,548
                                         --------      --------      --------    --------
                                         $ 19,820      $  2,536      $ (2,331)   $ 20,025
                                         ========      ========      ========    ========
    December 31, 1999
    US Corporate Equity Securities       $  5,855      $    973      $   (480)   $  6,348
    US Corporate Debt Securities            5,324           260          (106)      5,478
    Foreign Government Debt Securities        635           381             -       1,016
    Foreign Corporate Debt Securities       4,687             8           (48)      4,647
                                         --------      --------      --------    --------
                                         $ 16,501      $  1,622      $   (634)   $ 17,489
                                         ========      ========      ========    ========

The gross realized gains on sales of securities available for sale totaled $549, $177 and $998 for 2000, 1999 and 1998, respectively. The gross realized losses totaled $891, $170 and $403 in 2000, 1999 and 1998, respectively.

The cost and estimated fair value of debt securities at December 31, 2000, by estimated maturity dates, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                               Estimated
                                                   Cost        Fair Value

    Due in one year or less                      $  1,000       $    997
    Due after one year through five years           4,801          3,491
    Due after five years                            2,329          2,708
                                                 --------       --------
                                                 $  8,130       $  7,196
                                                 ========       ========

PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--STOCKHOLDERS' EQUITY

On October 26, 2000, the Company's Stockholders approved a proposal to cashout registered stockholders holding fewer than 100 shares of the Company's stock by way of an amendment to the Company's Certificate of Incorporation to effect a 1 for 100 reverse stock split followed by a 100 for 1 forward stock split of the Company's Common and Class B Stock. The transaction was effective as of November 10, 2000 and the Company is in the process of sending cash to affected stockholders as they surrender their respective stock certificates. The Company purchased approximately 144,500 shares of its Common and Class B Stock formerly held by approximately 8,100 stockholders have been converted into the right to receive cash as a result of the transaction.

The Company's Common Stock has one vote per share and Class B Stock has ten votes per share. Transferability of Class B Stock is restricted and, accordingly, there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis. Conversions of Class B Stock were 273, 145 and 260 shares during 2000, 1999 and 1998, respectively.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 2000, the Company paid $875 ($12.50 per share) of Preferred Stock Series A dividends. The Company's Preferred Stock is subject to redemption, in whole or in part, at the Company's option at a redemption price equal to the face value of the Preferred Stock (and any unpaid cumulative dividends). As of December 31, 2000, there were no undeclared and unpaid dividends on the Preferred Stock.

Stockholders' equity of $54,295 at December 31, 2000 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 2000, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity.

The 1998 Equity Incentive Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan as approved by the stockholders is 200,000. No stock awards were issued under the plan in 1998. During 1999, the Board amended the Plan, subject to stockholder approval which was given in September, 1999, to increase the number of

PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--STOCKHOLDERS' EQUITY-CONTINUED

shares issuable under the Plan by 120,000 shares to 320,000 shares. Also in 1999, the Board granted non-statutory stock options to purchase 240,000 shares at $9.00 per share. The options vest ratably over four years.
Sixty thousand of these stock options became exercisable during 2000. None of these stock options were forfeited, expired or exercised during 2000.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its incentive plan. During 2000 and 1999, compensation cost of approximately $41 has been recognized for 220,000 shares issued under the Company's fixed option plan because the exercise price on the date of grant was below the market price of the Company's stock on that date. Had the compensation cost for the stock options granted been determined based upon the fair value at the grant date, consistent with the fair value method of FASB Statement 123 "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by $166 ($.04 per share) in 2000 and $151 ($.04 per share) in 1999. The weighted-average estimated fair value of stock options granted per share was $4.46 for 1999. The estimated fair value of the stock options at the grant date was determined using the Black-Scholes Option Pricing Model using an assumed risk-free interest rate of 4.7%, stock price volatility of 5.3% and a weighted average expected life of four years.


NOTE E--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, and are included in Other Noncurrent Assets. The liabilities associated with these plans are included in Other Liabilities.

The Company maintains a 401(k) plan for its printer supplies business and its corporate employees. The construction products business also maintains a 401(k) plan. The Company partially matches employee deferrals under these plans. Expenses under these various plans aggregated approximately $384, $453 and $419 for the years ended December 3l, 2000, l999 and l998, respectively.

The Company makes contributions to a collectively-bargained, multiemployer defined benefit pension plan. The Company contributed and charged to expense $48, $79 and $77 for the years ended December 3l, 2000, l999 and 1998, respectively, for the plan. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded

PUBCO CORPORATION AND SUBSIDIARIES




NOTE E--RETIREMENT PLANS-CONTINUED

vested benefits, if any, is not determinable. In the event of a withdrawal from the plan, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. Management does not intend to take any action that would subject the Company to any such liability under the plan.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $498, $363 and $381 at December 31, 2000, 1999 and 1998,
respectively, which have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $81, $70 and $74 for 2000, 1999 and 1998, respectively.

Since 1986, the Company's President has deferred his salary under the terms of deferred compensation plans established for his benefit. As compensation is earned by him, it is paid by the Company to deferred compensation trusts and included in selling, general and administrative expenses. Amounts are being distributed to him by the trusts in accordance with the terms of the deferred compensation plans. The securities included in these trusts are classified as trading and, accordingly, are stated at fair value. Unrealized gains (losses) included in the results of operations were $(1,026), $1,549, ($3,313) for the years ended December 31, 2000, 1999 and 1998, respectively. Realized and unrealized gains and losses, interest, dividends and plan expenses are reflected in other expense (income), net, and total $749, $2,485 and ($59) for the years ended December 31, 2000, 1999 and 1998, respectively. There is no resulting effect on net income, because these amounts are matched by adjustments to deferred compensation expense, which are also included in other expense (income), net. The amounts of these charges were ($749), ($2,485) and $59 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--FINANCING ARRANGEMENTS

The Company has a $10,000 revolving credit facility at LIBOR plus 1.5% or the lending bank's prime rate ("Prime"), at the Company's option, expiring in 2003, with no outstanding borrowings at December 31, 2000. However, Letters of Credit issued under this facility aggregating approximately $2,315 were outstanding at December 31, 2000. The Company has a $2,500 demand credit facility at LIBOR plus 2% or Prime, at the Company's option, with no outstanding balance at December 31, 2000. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or Prime, at the Company's option, expiring in 2003, with $2,201 outstanding at a weighted average interest rate of 8.76% at December 31, 2000.

Total interest payments by the Company were $208, $98 and $113 for the years ended December 31, 2000, 1999 and 1998, respectively.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE G--OTHER INFORMATION

                                                  December 31
                                             2000             1999

Inventories:
  Raw materials and supplies               $  6,747         $  5,838
  Work in process                               609              321
  Finished goods                              6,114            6,048
                                           --------         --------
                                             13,470           12,207

  Less inventory reserves                      (980)            (945)
                                           --------         --------
                                           $ 12,490         $ 11,262
                                           ========         ========
Property and equipment:
  Land and buildings                       $  1,475         $  1,475
  Machinery, equipment and fixtures          12,133           13,662
  Leasehold improvements                      2,934            3,141
  Construction in progress                      260               42
                                           --------         --------
                                             16,802           18,320
  Less accumulated depreciation and
    amortization                            (10,267)         (12,224)
                                           --------         --------
                                           $  6,535         $  6,096
                                           ========         ========
Other noncurrent assets:
  Assets held for deferred compensation    $ 22,665         $ 22,203
  Deferred income tax assets                  8,900            9,200
  Other                                       3,126            2,810
                                           --------         --------
                                           $ 34,691         $ 34,213
                                           ========         ========
Accrued liabilities:
  Payroll and other employee benefits      $  1,800         $  2,358
  Accrued taxes                                 730              743
  Other                                       4,460            4,414
                                           --------         --------
                                           $  6,990         $  7,515
                                           ========         ========
Deferred credits and non-current
   liabilities:
  Deferred compensation liability          $ 22,665         $ 22,203
  Other                                       3,340            3,359
                                           --------         --------
                                           $ 26,005         $ 25,562
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

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The benefit for income taxes consists of the following components:

                                               Year Ended December 3l
                                            2000          1999         1998
Current:

   Federal                               $   870       $   200      $   190

   State and local                            58            82           68
                                         -------       -------      -------
                                             928           282          258

Deferred provision (benefit)                 890        (5,210)        (954)
                                         -------       -------      -------
                                         $ 1,818       $(4,928)     $  (696)
                                         =======       =======      =======

Income taxes paid by the Company were $928, $282 and $258 for the years ended December 31, 2000, 1999 and 1998, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                Year Ended December 3l
                                            2000          1999         1998

Statutory federal rate                      34.0%         34.0%        34.0%
State and local tax, net of
  federal tax benefit                         .7           1.2           .3
Reduction of valuation allowance
  for deferred tax assets                      -        (158.1)       (39.8)
Other                                         .1          13.2         (4.8)
                                            ----         -----         ----
                                            34.8%       (109.7%)      (10.3%)
                                            ====         =====         ====

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


                                                    2000              1999
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $    200          $  1,100
      Deferred compensation                          8,100             7,500
      Other                                          2,600             3,000
                                                  --------          --------
        Total deferred tax assets                   10,900            11,600
    Deferred tax liabilities:
      Tax over book depreciation                       600               500
      Other                                            100               300
                                                  --------          --------
          Total deferred tax liabilities               700               800
                                                  --------          --------
    Net deferred tax assets                       $ 10,200          $ 10,800
                                                  ========          ========

The Company has $6,500 of state net operating loss carryforwards at December 31, 2000.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE I--LEASING ARRANGEMENTS

Pubco and certain of its subsidiaries are parties to separate leasing arrangements for office and factory space in a building owned and operated by a partnership that is controlled by the majority stockholder of the Company. The Company's printer supplies business and construction products business conduct substantially all of their business activities from this building. Pubco has its corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 2000, 1999 and 1998.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable operating leases for periods ranging from 1 to 10 years. Total rental expense under all operating leases is summarized below:


                                             Year Ended December 31
                                        2000          1999          1998


   Minimum rentals                   $   977       $   967       $ 1,491
   Sublease rental income                (88)          (67)          (67)
                                     -------       -------       -------
                                     $   889       $   900       $ 1,424
                                     =======       =======       =======

At December 3l, 2000, future commitments under non-cancellable operating leases are as follows:

                                    Operating
                                      Leases

       2001                              899
       2002                              693
       2003                              665
       2004                              373
       2005                               97
       Thereafter                         65
                                     -------
                                     $ 2,792
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES


NOTE J--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:
                                                   Printer    Construction
                                                   Supplies   Products
                                                   Business   Business       Corporate   Consolidated

2000

Net sales                                          $ 35,688     $ 23,656      $      -     $ 59,344
Trade receivables                                     4,524        2,303             -        6,827
Income before income taxes and minority interest      3,647          926           645        5,218
Total assets                                         18,568        9,970        67,562       96,100
Capital expenditures                                  1,298          130            87        1,515
Depreciation and amortization                           702          223           256        1,181

1999

Net sales                                          $ 39,617     $ 27,736      $      -     $ 67,353
Trade receivables                                     4,944        2,936            10        7,890
Income (loss) before income taxes
   and minority interest                              2,687        1,871           (67)       4,491
Total assets                                         17,499       10,016        66,915       94,430
Capital expenditures                                  1,253          184            45        1,482
Depreciation and amortization                           530          235           250        1,015

1998

Net sales                                          $ 44,272     $ 24,388      $      -     $ 68,660
Trade receivables                                     5,200        2,762            10        7,972
Income before income taxes and minority interest      4,655        1,577           546        6,778
Total assets                                         19,846       10,210        55,303       85,359
Capital expenditures                                    579          225            47          851
Depreciation and amortization                           401          373           257        1,031

The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

The Company has a subsidiary, included in the printer supplies segment, which sells labeling supplies in Europe and contributes approximately 9% to the Company's consolidated sales and represents approximately 2% of the Company's consolidated assets. Total long-lived assets of this subsidiary are not material.

Corporate includes income producing assets, certain amounts related to the previously discontinued segments and amounts held for deferred compensation arrangements.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations in 2000 and 1999 are set forth below.

                                                      2000
                                     1st         2nd         3rd         4th
                                   Quarter     Quarter     Quarter     Quarter
Net sales                         $ 15,939    $ 16,249    $ 14,688    $ 12,468
                                  ========    ========    ========    ========
Gross profit                      $  5,216    $  5,745    $  5,216    $  3,885
                                  ========    ========    ========    ========
Net income (loss)                 $  1,185    $  1,268    $  1,043    $   (174)
                                  ========    ========    ========    ========
Income (loss) available to
  Common Stockholders             $    966    $  1,049    $    825    $   (393)
                                  ========    ========    ========    ========
Basic and diluted earnings
  (loss) per common share         $    .26    $    .28    $    .22    $   (.10)
                                  ========    ========    ========    ========

                                                     1999
                                    1st         2nd         3rd         4th
                                  Quarter     Quarter     Quarter     Quarter

Net sales                         $ 18,302    $ 17,787    $ 17,389    $ 13,875
                                  ========    ========    ========    ========
Gross profit                      $  5,805    $  5,750    $  5,467    $  4,743
                                  ========    ========    ========    ========
Net income                        $  1,236    $    895    $    391    $  6,747
                                  ========    ========    ========    ========
Income available to
  Common Stockholders             $  1,030    $    690    $    185    $  6,541
                                  ========    ========    ========    ========
Basic and diluted earnings
  per common share                $    .27    $    .19    $    .05    $   1.74
                                  ========    ========    ========    ========

A change in the Company's effective tax rates in the 4th quarter of 1999 resulted in an adjustment to net income of $7,100 due to the reduction of the valuation allowance against the Company's deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

    Glenn E. Corlett, age 57, Director since February, 1997, has been Dean of the Business School at Ohio University since July 1, 1997. Between November, 1996 and June 30, 1997, Mr. Corlett was an independent business consultant. Prior to November, 1996, Mr. Corlett was the Executive Vice President and Chief Operating Officer of N.W. Ayer, Incorporated, an advertising agency he joined in 1990. Mr. Corlett is also a director of Rocky Shoes & Boots, Inc. and Frederick Brewing Co.

    William A. Dillingham, age 57, Director, has been President of the Company's printer supplies business for more than the past five years. Mr. Dillingham was appointed a Director of the Company in December, 1997.

    Jack Howard, age 39, Director since 1999, has been a principal of Mutual Securities, Inc., an NASD registered Broker/Dealer for more than the past five years. Mr. Howard is a Director of Gateway Industries, Inc., Web Financial Corporation, Castelle, and US Diagnostic, Inc.

    Harold L. Inlow, age 67, Director, is an independent business consultant who consulted for the Company between 1995 and 1999. Mr. Inlow was President of the Company's former retail subsidiary prior to 1995. Mr. Inlow was appointed a Director of the Company in December, 1997.

    Stephen R. Kalette, age 50, has been a Director of Pubco since December, 1983 and has been an executive officer of Pubco since April, 1984. Mr. Kalette currently serves as its Vice President,
Administration, General Counsel and Secretary.

    Robert H. Kanner, age 53, has been a Director and executive officer of Pubco since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Executive Officer.

    Leo L. Matthews, age 61, has been President of the Company's construction products business since it was acquired in March, 1993.

    Maria Szubski, age 41, has been the Chief Financial Officer of the Company since June 30, 1999. Between January 1, 1995 and that date, Ms. Szubski acted as the Company's controller.

Family Relationships

    There are no familial relationships between any Director and executive officer of Pubco.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of Pubco who are responsible for day-to-day operations. In 2000, the Board held 2 meetings and took action by unanimous written consent on 4 other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

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


                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position       Year  Salary($)    ($)         ($)       Awards ($)    (#)     ($)         ($)

Robert H. Kanner(1)
     Chairman, CEO,   2000  $362,314      ---     $95,499(2)       ---       ---      ---   $146,108(3,4,5)
     President        1999   525,000      ---      85,631          ---       ---      ---    173,092
                      1998   525,000      ---      74,710          ---       ---      ---    181,605


Stephen R. Kalette
     VP-Admin.,       2000  $330,000      ---     $29,921(6)       ---       ---      ---   $ 31,790(4,5)
     General Counsel  1999   330,000      ---      28,844          ---    20,000      ---     32,494
     & Secretary      1998   330,000      ---      27,600          ---       ---      ---     35,757


William A. Dillingham(7)
     President of     2000  $380,277      ---     $10,714(7)       ---       ---      ---   $ 25,000(5,8)
     Printer Supplies 1999   450,000      ---       9,189          ---   100,000      ---     25,000
     Business         1998   450,000      ---      10.091          ---       ---      ---     31,000


Leo L. Matthews(9)
     President of     2000  $140,000   $  ---     $ 6,861(10)      ---       ---      ---   $ 12,342(11)
     Allied           1999   133,789     96,396     7,431          ---       ---      ---     10,816
                      1998   130,000     60,084     5,703          ---       ---      ---     11,000

Maria Szubski
     Chief Financial  2000  $160,000        ---   $ 3,137(12)      ---       ---      ---   $ 15,007(4,5)
     Officer          1999  $137,812        ---   $ 3,418          ---    10,000      ---   $ 13,095(4,5)



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

(2)      Of the amount shown in the table, $90,879 in 2000, $81,087 in 1999 and $70,258 in
         1998 represents the premiums on life insurance paid for by the Company on Mr.
         Kanner's life, and for which the Company is not a beneficiary; and $4,620 in 2000,
         $4,544 in 1999 and $4,452 in 1998 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $114,000 in 2000, $118,500 in 1999 and $122,100 in 1998
         represents a payment by the Company toward the premium on split dollar life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.
         The amounts will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $31,108 in 2000, $53,592 in 1999 and $58,505 in 1998
         of the amounts shown in the table for Mr. Kanner and $30,790 in 2000, $31,494 in
         1999 and $34,757 in 1998 of the amounts shown in the table for Mr. Kalette and
         $14,007 in 2000 and $12,095 in 1999 of the amounts shown in the table for Ms.
         Szubski are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      In 1997, the Company adopted a 401-K plan to provide retirement benefits for employees of Pubco and the Company's printer supplies business, including officers.
         Participating employees make voluntary contributions to the Plan, a portion of which the Company matches.  Of the amounts shown in the 2000, 1999 and 1998 tables for Mr.
         Kalette, Mr. Kanner and Ms. Szubski, $1,000 was contributed by Pubco to such plan.
         Of the amount shown in the 2000, 1999 and 1998 tables for Mr. Dillingham, $1,000 was contributed by Buckeye to such plan.  Vesting of benefits under the plan is phased in over five years.

(6)      Of the amount shown in the table, $25,329 in 2000, $24,124 in 1999 and $23,085 in
         1998 represents the premiums on life insurance paid for by the Company on Mr.
         Kalette's life, and for which the Company is not a beneficiary; and $4,105 in 2000,
         $4,251 in 1999 and $4,057 in 1998 represents the cost of providing Mr. Kalette with use of an automobile during the year.

(7)      All of the amounts shown as paid to or for Mr. Dillingham were paid by the Company's printer supplies business.  Of the amount shown in the table, $5,625 in 2000, $4,995 in 1999 and $4,425 in 1998 represents the premiums on life insurance paid for by the
         Company's printer supplies business on Mr. Dillingham's life, and for which it is not a beneficiary; and $5,089 in 2000, $4,194 in 1999 and $5,666 in 1998 represents the cost of providing Mr. Dillingham with use of an automobile during the year.



(8)      In 1988, the Company's printer supplies business adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to arestrictive vesting schedule.  Of the amount shown in the table for Mr. Dillingham, $24,000 in 2000, $24,000 in 1999 and $30,000 in 1998 was
         contributed to such plan for the benefit of such executive officer with respect to each of the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(9)      All of the amounts shown as paid to or for Mr. Matthews were paid by the Company's construction products business.  Mr. Matthews has an employment agreement with such business providing for a minimum $130,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses.

(10)     Of the amount shown in the table, $1,663 in 2000, $2,126 in 1999 and $1,710 in 1998 represents the premiums on life insurance paid for by the construction products business on Mr. Matthew's life, and for which it is not a beneficiary; and $5,198 in
         2000, $5,305 in 1999 and $3,993 in 1998 represents the cost of providing Mr.
         Matthews with use of an automobile during that year.

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

1998 Equity Incentive Plan

    In July, 1998, the Board of Directors adopted the Company's 1998 Equity Incentive Plan, subject to approval by the Company's stockholders which was obtained at the Annual Meeting of Stockholders held on September 14, 1998. The Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan as approved by the stockholders is 200,000. No stock awards were issued under the Plan during 1998. During 1999, the Board amended the Plan which was approved by the Stockholders in September, 1999, to increase the number of shares issuable under the Plan by 120,000 shares to 320,000 shares. No awards of stock bonuses, restricted stock or stock appreciation rights have been granted under the Plan. The following is information on grants of stock options, all of which were made in 1999:

AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                               Number of
                                               Securities     Value of
                                               Underlying     Unexercised
                                               Unexercised   In-The-Money
                                               Options At     Options At
                         Shares                Fiscal Year-   Fiscal Year
                        Acquired     Value     End    (#)     End    ($)
                           On       Realized   Exercisable/   Exercisable/
        Name            Exercise #     $      Unexercisable  Unexercisable

Robert H. Kanner                --        --             --             --

Stephen R. Kalette              --        --   5,000/15,000            0/0

William A. Dillingham           --        --  25,000/75,000            0/0

Leo R. Matthews                 --        --             --             --

Maria Szubski                   --        --   2,500/ 7,500            0/0

As of January 21, 2001, an additional 25% of the total options shown in the table for each individual became exercisable. The remaining options become exercisable over the next two years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 2001 (i) the number of shares of Pubco's stock owned, directly or indirectly, by each Director and executive officer of the Company and by all Directors and officers as a group, and (ii) the number of shares of Pubco's stock held by each person who was known by Pubco to beneficially own more than 5% of Pubco's stock:

                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder        Ownership(1)(2)(5)  Class(5)    Ownership (1)(2)     Class      Power(5)
Glenn E. Corlett                  --         --                  --           --         --
Jack Howard(6)                 9,867          *                  --           --          *
Harold L. Inlow                   --         --                  --           --         --
Stephen R. Kalette(5)         10,166          *              13,759          2.5        1.7
Robert H. Kanner(3)        2,066,894       68.8             514,044         93.9       85.0
William A. Dillingham(5)      53,725          *                  --           --          *
Leo L. Matthews(4)                --         --                  --           --         --
Maria Szubski(5)               5,000          *                  --           --          *
  3830 Kelley Avenue
  Cleveland, OH 44114

All Directors and
  officers as a group      2,155,652       70.0             527,803         96.4       86.9
  (9 persons)(3)(5)

FMR Corp. (7)
  82 Devonshire Street
  Boston, MA 02109           319,500       10.6                  --           --        3.8

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

(4) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.

(5) Includes for each respective person and the group, the following number of shares of Common Stock which may be acquired within 60 days on exercise of stock options: Kalette - 10,000, Dillingham - 50,000, Szubski - 5,000, all officers and directors as a group - 75,000.

(6) Does not include 1,100 shares of Common Stock owned by Mr. Howard's wife as custodian for his children, as to which shares he disclaims beneficial ownership.

(7) Information concerning FMR Corp. is based upon disclosure contained in a Schedule 13G/A filed with the SEC on February 15, 2001.


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

                                PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)   l.  List of Financial Statements
                                                         Page Number

          Consolidated Balance Sheets at
          December 3l, 2000 and l999........................   17

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 3l, 2000....................   19

          Consolidated Statements of Stockholders'
          Equity for each of the three years in
          the period ended December 3l, 2000................   20

          Consolidated Statements of Cash Flows
          for each of the three years in the
          period ended December 3l, 2000....................   21

          Notes to Consolidated Financial Statements........   22


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

          3.  List of Exhibits

          Exhibit
            No.                        Description

          10.34 April 26, 2000 (Tenth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank National Association.

          10.35 Second Amended and Restated Master Promissory Note and Amended and Restated Pledge and Security Agreement dated April 27, 2000, between Pubco Corporation and KeyBank National Association.

          10.36 Stock Purchase Agreement dated June 27, 2000 between Pubco Corporation and Smith Corona Corporation.

          21            Subsidiaries of the Registrant.

    The following exhibits were previously filed with the Commission as indicated in the bracketed [] references and are hereby incorporated by reference.

        Exhibit
          No.                          Description


          3.1 Certificate of Incorporation of Pubco, as amended [Form 10-K for year ended December 31, 1987,
                        Exhibit 3.1 and Information Statement dated June 27, 1990 for August 14, 1990 Annual Meeting of Stockholders, Appendix I, Exhibit 3.1 and Information Statement dated September 25, 2000 for October 26, 2000 Annual Meeting of Stockholders, Exhibit A].

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

                                  PUBCO CORPORATION


                                  By:  /s/ Robert H. Kanner
                                     Robert H. Kanner,
                                     Chairman of the Board, President,
                                     Chief Executive Officer


                                  By:  /s/ Maria Szubski
                                     Maria Szubski
                                     Chief Financial Officer

Date:  March 28, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:


                                       /s/ Robert H. Kanner
                                     --------------------------------
                                     Robert H. Kanner, Director


                                       /s/ Stephen R. Kalette
                                     --------------------------------
                                     Stephen R. Kalette, Director


                                       /s/ Glenn E. Corlett
                                     --------------------------------
                                     Glenn E. Corlett, Director


                                       /s/ William A. Dillingham
                                     --------------------------------
                                     William A. Dillingham, Director


                                       /s/ Jack Howard
                                     --------------------------------
                                     Jack Howard, Director


                                       /s/ Harold L. Inlow
                                     --------------------------------
                                     Harold L. Inlow, Director

                               PUBCO CORPORATION
                                AND SUBSIDIARIES
                                 (Item 14(a)2)
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                    (000's)


     Column A                        Column B            Column C            Column D        Column E
                                    Balance at          Additions                           Balance at
                                    Beginning           Charged to:                           End of
    Description                     of Period           Cost/Expense        Deductions        Period

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 2000          $  772               $  204           $  290 (A)       $  686


Year ended December 31, 1999          $  848               $  106           $  182 (A)       $  772


Year ended December 31, 1998             931               $   42           $  125 (A)       $  848





(A)  Net bad-debt writeoffs.


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

    10.34 April 26, 2000 (Tenth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and KeyBank
                   National Association.

    10.35 Second Amended and Restated Master Promissory Note and Amended and Restated Pledge and Security Agreement dated April 27, 2000, between Pubco Corporation and KeyBank National Association.

    10.36 Stock Purchase Agreement dated June 27, 2000 between Pubco Corporation and Smith Corona Corporation.

    21             Subsidiaries of the Registrant.

                       TENTH AMENDMENT TO
	CREDIT FACILITY AND SECURITY AGREEMENT ("Amendment")

     WHEREAS, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (herein called the "Borrower") and KEY CORPORATE CAPITAL INC., a Michigan corporation (herein referred to as the "Lender") by assignment from KeyBank National Association (formerly known as Society National Bank), a national banking association, entered into a Credit Facility and Security Agreement dated March 1, 1993, which has previously been amended from time to time (as amended, herein called the "Agreement"), and

     WHEREAS, the Borrower and the Lender have agreed to further amend the Agreement to extend the Termination Date of the Agreement;

     NOW, THEREFORE, for valuable consideration received to their mutual satisfaction, the Borrower and the Lender hereby agree as follows:

     1. The definitions of "Termination Date" appearing in Section 1.2 of the Agreement is hereby amended by deleting such definition in its entirety and substituting therefor the following:

     "'Termination Date' means April 30, 2003, or such earlier date on which the commitment of the Lender to make Advances pursuant to Section 2.1 of this Agreement shall have been terminated pursuant to Sections 10 or 14 of this Agreement."

     2.    Exhibit A-4 to the Agreement is hereby amended by deleting such
Exhibit in its entirety and substituting the form attached hereto as Exhibit A-5. The Borrower hereby agrees that it will, contemporaneously with the execution of this Amendment to the Agreement, execute and deliver to the Lender a new Revolving Credit Promissory Note in the form of Exhibit A-5 to replace the Revolving Credit Promissory Note currently held and owned by the Lender representing the Borrower's borrowings under the Agreement.

     3. This Amendment shall be effective as of March _24, 2000. Except as previously amended or as herein specifically amended, directly or by reference, all of the terms and conditions set forth in the Agreement are confirmed and ratified, and shall remain as originally written. This Amendment shall be construed in accordance with the laws of the State of Ohio, without regard to principles of conflict of laws. The Agreement and all other related loan documents executed in connection with the Agreement shall remain in full force and effect in all respects as if the unpaid balance of the principal outstanding, together with interest accrued thereon, had originally been payable and secured as provided for therein, as amended from time to time and as modified by this Amendment. Nothing herein shall affect or impair any rights and powers which the Lender may have under the Agreement and any and all related loan documents.



     4. In consideration of this Amendment, the Borrower hereby releases and discharges the Lender and its shareholders, directors, officers, employees, attorneys, affiliates and subsidiaries from any and all claims, demands, liability and causes of action whatsoever, now known or unknown, arising prior to the date hereof out of or in any way related to the extension or administration of the Obligations of the Borrower (as defined in the Agreement), the Agreement or any mortgage or security interest related thereto.

     5. For purposes of this Amendment, the terms used in the Agreement shall have the same meaning as used herein unless otherwise defined herein. The Borrower and the Lender hereby agree to extend all liens and security interests securing the Obligations, until said Obligations, as modified herein, and any and all related promissory notes have been fully paid. The parties hereto further agree that this Amendment shall in no manner affect or impair the liens and security interests evidenced by the Agreement and/or any other instruments evidencing, securing or related to the Obligations. The Borrower hereby acknowledges that all liens and security interests securing the Obligations are valid and subsisting.

     6. The Borrower covenants and agrees (i) to pay the balance of any principal, together with all accrued interest, as specified above in connection with any promissory note executed and evidencing any indebtedness incurred in connection with the Agreement, as modified by this Amendment, and (ii) to perform and observe covenants, agreements, stipulations and conditions on its part to be performed hereunder or under the Agreement and all other related loan documents executed in connection herewith or thereof.

     7. The Borrower hereby declares that the Borrower has no set offs, counterclaims, defenses or other causes of action against the Lender arising out of the Agreement or any related loan documents, and to the extent any such set offs, counterclaims, defenses or other causes of action may exist, whether known or unknown, such items are hereby waived by the Borrower.

     8. This Amendment may be executed in counterparts and all such counterparts shall constitute one agreement binding on all the parties, notwithstanding that the parties are not signatories to the same counterpart.

     9. The Borrower hereby represents and warrants to the Lender that (a) the Borrower has the legal power and authority to execute and deliver this Amendment; (b) the officials executing this Amendment have been duly authorized to execute and deliver the same and bind the Borrower with respect to the provisions hereof; (c) the execution and delivery hereof by the Borrower and the performance and observance by the Borrower of the provisions hereof do not violate or conflict with the organizational agreements of the Borrower or any law applicable to the Borrower or result in a breech of any provisions of or constitute a default under any other agreement, instrument or document binding upon or enforceable against the Borrower; and (d) this Amendment constitutes a valid and binding obligation upon the Borrower in every respect.

              [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     10. In consideration for entering into this Amendment, Borrower agrees to pay Lender a renewal fee of One Thousand Dollars ($1,000.00) payable on the date hereof. The Borrower further agrees to reimburse Lender for any and all out-of-pocket costs, fees and expenses incurred in connection with this Amendment, including, without limitation, attorney's fees.

     IN WITNESS WHEREOF, the Borrower and the Lender have caused this Amendment to the Agreement to be executed by their duly authorized officers as of the _26_ day of April, 2000.

KEY CORPORATE CAPITAL INC.,                      ALLIED CONSTRUCTION
  a Michigan corporation, by assignment           PRODUCTS, INC.,
  from KeyBank National Association               a Delaware corporation,
  (formerly known as Society National Bank), a national banking association


By:                                              By: /s/ Richard E. Hojnacki
   -----------------------------                    -----------------------

Name:                                            Name: Richard E. Hojnacki
     ---------------------------                      ------------------------

Its:                                             Its:  EVP/CFO
    ----------------------------                     -------------------------


                                                 And By: /s/ Steven R. Kalette
                                                       ----------------------

                                                 Name:  Steven R. Kalette
                                                      ------------------------

                                                 Its:   VP/Secretary
                                                     -------------------------

                             EXHIBIT A-5

                  REVOLVING CREDIT PROMISSORY NOTE

$3,000,000.00                                               April _26, 2000
                                                            Cleveland, Ohio


     FOR VALUE RECEIVED, ALLIED CONSTRUCTION PRODUCTS, INC., a Delaware corporation, (the "Borrower"), promises to pay to the order of KEY CORPORATE CAPITAL INC. (the "Holder") on April 30, 2003, or sooner as hereinafter provided, the principal amount of Three Million and no/100 Dollars ($3,000,000.00) or, if less, the aggregate unpaid principal amount from time to time borrowed by the Borrower from the Holder pursuant to the Credit Agreement (hereinafter defined). The unpaid principal balance outstanding on this Revolving Credit Promissory Note from time to time (the "Outstanding Principal Balance") shall be determined by the ledgers and records of the Holder as accurately maintained.

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

     This Revolving Credit Promissory Note is being executed and delivered in substitution for an existing Revolving Credit Promissory Note executed by Borrower and dated August _26, 1998, and the execution and delivery of this Revolving Credit Promissory Note shall not constitute a novation and shall not terminate or otherwise affect the first lien and security interest of the Holder in Borrower's property.

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

     The Borrower authorizes any attorney at law to appear before any court of record, state or federal, in the county where this Revolving Credit Promissory Note was executed or where the Borrower resides or may be found, after the unpaid principal balance of this Revolving Credit Promissory Note becomes due, either by lapse of time or by operation of any provision for acceleration of maturity contained in the Credit Agreement, and waive the issuance and service of process, admit the maturity of this Revolving Credit Promissory Note, by reason of acceleration or otherwise, and confess judgment against the Borrower in favor of the holder of this Revolving Credit Promissory Note for the amount then appearing due on this Revolving Credit Promissory Note, together with interest thereon and costs of suit, and thereupon to release all errors and to waive all rights of appeal and stay of execution.
The foregoing warrant of attorney shall survive any judgment and may be used from time to time without exhausting the right to further use the warrant of attorney and, if any judgment be vacated for any reason, the holder of this Revolving Credit Promissory Note nevertheless may use the foregoing warrant of attorney to obtain an additional judgment or judgments against the Borrower. Borrower agrees that the holder's


         [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK] attorney may confess judgment pursuant to the foregoing warrant of attorney. Borrowers further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the holder.

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


                               ALLIED CONSTRUCTION PRODUCTS,
                                INC., a Delaware corporation,


                               By: /s/ Richard E. Hojnacki
                                  ----------------------------

                               Name: Richard E. Hojnacki
                                    --------------------------

                               Title:  EVP / CFO
                                     -------------------------

                               And By: /s/ Steven R. Kalette
                                      ------------------------

                               Name: Steven R. Kalette
                                    --------------------------

                               Its:  VP / Secretary
                                   ---------------------------

                      SECOND AMENDED & RESTATED
                   MASTER PROMISSORY NOTE ("NOTE")


$10,000,000.00                                             Cleveland, Ohio
                                                        ___April 27_, 2000

     The undersigned, PUBCO CORPORATION ("Company") promises to pay to the order of KEY CORPORATE CAPITAL INC. ("Lender") at any of its offices, the principal amount of each Advance, together with interest on the daily principal balance of such Advance at a rate per annum equal to the Interest Rate applicable to such Advance. The principal amount of each Advance shall be due and payable on the Maturity Date applicable to such Advance. Accrued interest on each LIBOR Advance shall be due and payable on the Maturity Date applicable to such Advance. Accrued interest on each Prime Advance shall be due and payable on the first (1st) day of each month. Following the occurrence of any Event of Default, the daily principal balance of each Advance shall bear interest at a rate per annum equal to the Default Interest Rate. Except as may be required by Lender during the continuance of any Event of Default, no LIBOR Advance may be repaid prior to its Maturity Date.

     This note shall serve as a master note to evidence all Advances; provided, however, that the aggregate unpaid principal amount of all Advances shall not at any one time outstanding exceed the lesser of: (i) the amount specified in the Revolving Credit Facility; or (ii) forty percent (40%) of the value of the Collateral. This note shall also evidence the obligation of Company to repay to Lender all Obligations related to the issuance by Lender or KeyBank of Letters of Credit in the aggregate amount of up to Seven Million Five Hundred Thousand Dollars ($7,500,000.00) provided that the aggregate amount of issued Letters of Credit and Advances, all as further described in the Financing Commitment, shall not exceed Ten Million Dollars. In the absence of clear and convincing evidence established by Company to the contrary, Lender's records as to (a) the principal amount, the Maturity Date, and the Interest Rate applicable to each Advance, (b) each payment of principal and interest received by Lender applicable to each Advance, and
(c) payment of any Letter of Credit, shall be conclusively deemed to be accurate.

     For each payment of principal or interest not received by Lender when due, the Company agrees to pay Lender a late charge equal to the greater of ten percent (10%) of the amount of the payment or One Hundred Dollars ($100.00).

     This Note is being executed and delivered as an amendment to and restatement of an existing Amended and Restated Master Promissory Note dated November 25, 1997 and the execution and delivery of this Note shall not constitute a novation and shall not terminate or otherwise affect the rights of Lender in the Collateral. This Note is secured by the provisions of that certain Amended and Restated Pledge and Security Agreement of even date herewith

     Company shall pay Lender commitment fee computed at a rate one-fourth of one percent (1/4 of 1%) per annum (calculated on the basis of a year of 360 days for the actual number of days elapsed) on the average daily unused amount of the commitment of the Lender to make the Advances or issue Letters of Credit hereunder during the period from the date of this Note to the Maturity Date, payable starting on _______________, 2000, and continuing quarter annually thereafter, and on April 30, 2003, with respect to the portion of such preceding period as to which such fee has accrued and remains unpaid.

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

     At the option of Lender during any Event of Default, all Obligations shall become immediately due and payable, Lender may terminate the Revolving Credit Facility (including, without limitation, any obligation of Lender to make any further Advances or issue Letters of Credit), and Lender may require KeyBank to apply or setoff any Cash Security against all Obligations and pay such amounts to Lender, all without any notice to or demand upon Company, in addition to any other rights and remedies Lender may have pursuant to law, this Note, or any other instruments or agreements, which rights and remedies shall be cumulative. If during any Event of Default any LIBOR Advance becomes due and payable and is repaid prior to its Maturity Date, Company also promises to reimburse Lender on demand for any resulting loss, cost, or expense incurred by Lender as a result of Company's repayment of such Advance prior to its Maturity Date including, without limitation, any loss incurred in obtaining, liquidating, or employing deposits from third parties, but excluding loss of margin for the period after any such payment. If, because of the introduction of or any change in, or because of any judicial, administrative, or other governmental interpretation of any law or regulation there shall be any increase in the cost to Lender of making, funding, maintaining, or allocating capital to any LIBOR Advance, then Company shall, from time to time upon demand by Lender, pay to Lender additional amounts sufficient to compensate Lender for such increased cost. If, because of the introduction of or any change in, or because of any judicial, administrative, or other governmental interpretation of, any law or regulation, it becomes unlawful for Lender to make, fund, or maintain any LIBOR Advance, then Lender's obligation to make, fund, or maintain any LIBOR Advance shall terminate and each affected outstanding LIBOR Advance shall be converted to a Prime Advance on the earlier of the applicable Maturity Date for each such Advance or the date the making, funding, or maintaining of each such Advance becomes unlawful.

     All provisions hereof shall be subject to, governed by, and construed in accordance with Ohio law. The unenforceability of any provision hereof or any application of any provision hereof shall not affect the enforceability of any other provision or application of any provision. Any amendment or waiver hereof or any waiver of any right or remedy otherwise available must be in writing and signed by the party against whom enforcement of the amendment or waiver is sought. After all Obligations evidenced by this note become due and payable, any attorney-at-law is irrevocably authorized to (a) appear for Company in any state or federal court of record, (b) waive the issuance and service of process, all errors, and all rights of appeal and stay of execution, and (c) confess judgment against Company in favor of Lender for the principal balance of this note, the amount of all unpaid accrued interest, the amount of all costs of suit, and the amount of a reasonable attorney's fee. These authorizations shall survive any judgment(s) and any vacation of any judgment(s). Company agrees that the Lender's attorney may confess judgment pursuant to the foregoing warrant of attorney. Company further agrees that the attorney confessing judgment pursuant to the foregoing warrant of attorney may receive a legal fee or other compensation from the Lender.

For the purposes of this Note:

     "Advance" means any loan advance made by Lender to Company pursuant to the Revolving Credit Facility;

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

     "Event of Default" means any of the following events or conditions: (a) any Obligation evidenced by this Note, the Revolving Credit Facility or any Letter of Credit is not paid when such Obligation becomes due and payable; (b) any Obligation not evidenced by this note or the Revolving Credit Facility is not paid when (or within any applicable grace period after) such Obligation becomes due and payable; (c) any material representation, warranty, certification, financial statement, loan application, information, or record made, furnished, or made available to Lender by or on behalf of Company in connection with any Obligation is inaccurate or misleading in any material respect when made, furnished, or made available; (d) any material provision of any documentation evidencing, securing, or otherwise relating to any Obligation is breached; (e) Company (1) is adjudicated by any court in any jurisdiction to be insolvent, (2) ceases, is unable, or admits in writing the inability to generally pay its debts as they become due, (3) makes any general assignment for the benefit of its creditors, (4) applies for or consents to the appointment of or the taking of possession by any receiver, custodian, trustee, liquidator, or similar representative of or for it or of or for any material part of its property, or (5) commences or consents to the commencement of any case or proceeding with respect to it or any material amount of its property pursuant to any Insolvency Law; (f) any case or proceeding pursuant to any Insolvency Law is commenced against or with respect to Company or any material amount of its property without its consent which is not dismissed or stayed within 30 days after its commencement; or (g) any judgment, attachment, execution, or similar process aggregating in excess of $1,000,000 is rendered, issued, or levied against Company or any material amount of its property and is not fully satisfied, released, vacated, or bonded within 30 days after its rendering, issue, or levy, or (h) Company creates, grants, or permits to exist any lien encumbrance, or claim on the Collateral, other than as created by the Pledge and Security Agreement and either (i) the Collateral does not equal or exceed in fair market value 200% of the outstanding principal balance of this Note, or (ii) any such liens, encumbrances or claims aggregate in excess of $500,000.

     "Financing Commitment" shall mean that certain Financing Commitment issued by Lender to Company dated of even date herewith.



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

     "Maturity Date" means the earlier of (a) the date all Obligations evidenced by this note become due and payable or (b) (1) with respect to any Prime Advance, April 30, 2003, and (2) with respect to any LIBOR Advance, the earlier of (i) April 30, 2003 or (ii) the date selected by Company that ends thirty, sixty, ninety or one hundred eighty days after the date of the making of such Advance;

     "Obligations" means any present or future obligation, indebtedness, or liability of Company owed to Lender of whatever kind and however evidenced, together with all extensions, renewals, amendments, restatements and substitutions thereof or therefor (including, without limitation, any evidenced by this note or the Revolving Credit Facility or by any Letter of Credit);

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

     "Revolving Credit Facility" means the revolving credit and letter of credit facility held available by Lender for Company evidenced by a letter agreement dated March ___, 2000 and the Financing Commitment attached thereto, and this note, together with all extensions, renewals, amendments, restatements, and substitutions thereof;

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

     "UCC" means the Ohio Uniform Commercial Code, as amended.


     In consideration of this Note, Company agrees to pay Lender a renewal fee of Three Thousand Dollars ($3,000.00) on the date hereof and further agrees to reimburse Lender for all reasonable out-of-pocket expenses incurred by Lender in connection with this Note, including, without limitation, attorney's fees.

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


                    COMPANY:        PUBCO CORPORATION

                                    /s/ Steven R. Kalette
                                    -------------------------
                                    By: Steven R. Kalette
                                       ----------------------
                                    Title: VP/General Counsel
                                          -------------------


                                    /s/ Jay A. Goldblatt
                                    -------------------------
                                    And: Jay A. Goldblatt
                                        ---------------------
                                    Title: Asst. Secretary
                                          -------------------


                    ADDRESS:        3830 Kelly Avenue
                                    Cleveland, Ohio 44114

           AMENDED AND RESTATED PLEDGE AND SECURITY AGREEMENT


     This AMENDED AND RESTATED PLEDGE AND SECURITY AGREEMENT, entered into as of _April 27_____, 2000, by and between the PUBCO CORPORATION (herein called the "Pledgor") and KEY CORPORATE CAPITAL INC., a Michigan corporation having an office at Cleveland, Ohio (herein called the "Lender");

                             W I T N E S S E T H:

     In consideration of and in order to induce the Lender, at any time and from time to time, at its option, to grant the Liabilities (as herein defined) to Pledgor, and in further consideration of the mutual covenants herein contained, the parties hereto agree as follows:

                                SECTION ONE

                                 THE PLEDGE

     As security for the payment of the Liabilities, the Pledgor hereby grants Lender a security interest in and pledges, assigns and sets over to the Lender the Collateral (as herein defined), and in particular the items listed in Exhibit A attached hereto and made a part hereof. Lender shall not perfect the security interest pledged herein until and unless an Event of Default (as defined therein) has occurred with respect to the Liabilities or a breach has occurred in any of the Loan Covenants contained in the Financing Commitment, as may be amended from time to time.

     The Pledgor will pledge and set over to the Lender, as further security hereunder, any additional securities as and when acquired by the Pledgor.

                                SECTION TWO

                           TERMS AND AGREEMENTS

     Section 2.1. Definitions. The following terms, when used herein, shall have the meanings stated.

     (a) "Collateral" shall include any and all securities or other property hereby or at any time hereafter pledged to the Lender by the Pledgor and any replacement and proceeds thereof; and



     (b) "Liabilities" shall mean loans in the maximum principal amount of Ten Million Dollars ($10,000,000.00) made by Lender to Pledgor, which loans are evidenced by a Second Amended and Restated Master Promissory Note of Pledgor dated of even date herewith, and any renewals, or rearrangements of the above as the Lender and Pledgor may make.

     (c) "Account" shall mean custodial account number 20-10-200-1123440 in which the collateral is held by Key Trust Company of Ohio, National Association.

     (d) "Financing Commitment" shall mean that Financing Commitment issued by Lender to Borrower and dated of even date herewith.

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

     Section 2.6. Acknowledgment of Custodian. At such time as set forth in the letter agreement dated ____April 27___, 2000, between Lender and Pledgor, Pledgor shall have delivered to Lender an acknowledgment by Custodian of the Pledge or security interest granted hereby and Custodian's agreement to have said Pledge noted in its records, and to only release the Collateral pursuant to the terms hereof, all in form and substance acceptable to Lender.

     Section 2.7. Reporting. At least once each month no later than the fifteenth (15th) day of each month, Lender shall receive a list of the assets held by Custodian as Collateral hereunder.

                              SECTION THREE

                            RIGHTS OF PLEDGOR

     Section 3.1.  Rights of the Pledgor Prior to Default.  So long as
(i) the Collateral has a fair market value at least equal to 200% of the outstanding principal balance of the Liabilities, (ii) the principal balance of the Liabilities has not become due and payable, (iii) the interest on the Liabilities is not past due, and (iv) the Pledgor has not become insolvent, but not thereafter, the Pledgor shall have the right, from time to time, to exercise all ownership rights, such as right to sell, reinvest in securities of approximate equal fair market value, and to substitute for any Collateral other securities of at least equal fair market value and comparable ratings. The right of Pledgor to exercise the foregoing rights of ownership shall be subject always to its obligation to maintain Collateral with a fair market value not less than the sum of 200% of the outstanding principal balance of the Liabilities. In the event said fair market value is not maintained and not restored by delivery of additional Collateral within five business days after notice thereof from Lender, all of Pledgor's rights of ownership shall cease until the Collateral returns to said fair market value. Furthermore, if a default of any of the Liabilities shall have occurred, then during the continuance thereof, the Lender, in addition to the other remedies hereunder provided, may disallow the distribution of all such dividends to the Pledgor and, in its discretion, may vote or cause its nominee to vote the shares of stock included in the Collateral. Pledgor shall have the right from time to time to withdraw Collateral from the Account as long as the fair market value of the remaining Collateral is not less than 200% of the outstanding principal balance of the Liabilities. Any request for withdrawal after perfection of Lender's interest in the Collateral shall be evidenced by a certificate of Pledgor delivered to the Lender and Custodian setting forth the outstanding principal balance of the Liabilities and the fair market value of the Collateral as most recently determined by Lender. The Lender shall have the right to obtain from Custodian an accounting of the Collateral in addition to the monthly report furnished to the Pledgor, at such times as the Lender may reasonably believe that unusual market conditions exist.

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

                           SECTION FOUR

                       RIGHTS OF THE LENDER

     Section 4.1. Rights of the Lender on Default of Payment of Any of the Liabilities. In the event that any of the Liabilities shall have become payable pursuant to the provisions thereof whether at maturity, by declaration, or otherwise and the full amount of such Liabilities or any of them shall not have been paid in full, all of Pledgor's rights of ownership in the Collateral referred to in Section 3.1 hereof shall cease and the Lender may forthwith apply any cash constituting a part of the Collateral to the payment of the Liabilities ratably, and may collect or otherwise realize upon any of the Collateral, or any part thereof. Without limiting the generality of the foregoing, the Lender in making such realization may, or by giving notice to Custodian to do so on its behalf, after ten (10) days' written notice to the Pledgor, sell, assign or otherwise dispose of, or give options to purchase, or make any other order Lender desires with respect to the Collateral through any exchange, broker's board or elsewhere, for cash or credit, or for future delivery, without assumption by the Lender upon any such sale or sales, public or private, to purchase the whole or any part of the Collateral free from any right or equity of redemption in the Pledgor or any one claiming through or under the Pledgor, which right or equity or redemption in the Pledgor or any one claiming through or under the Pledgor, which right or equity or redemption is hereby expressly waived and released, and to apply the net proceeds of such realization, after deducting all costs and expenses of every kind, to the payment in full of the Liabilities and Lender shall have the right to do all of the foregoing without any right of consent by Pledgor. Any surplus shall be returned to the Pledgor. The Pledgor waives, to the full extent permitted by law, all rights of appraisement or valuation whether before of after sale.

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
                3830 Kelly Avenue
                Cleveland, Ohio 44114
                Attn: General Counsel

Lender:         Key Corporate Capital Inc.
                127 Public Square
                Cleveland, Ohio 44114
                Attn:  Manager, Structured Finance

IN WITNESS WHEREOF, the parties have caused this Pledge Agreement to be executed as of the date first above written.

                                       PUBCO CORPORATION

                                       /s/ Steven R. Kalette
                                       -----------------------------
                                       By: Steven R. Kalette
                                          --------------------------
                                       Title: VP / General Counsel
                                             -----------------------

                                       /s/ Jay A Goldblatte
                                       -----------------------------
                                       And: Jay A Goldblatte
                                           -------------------------
                                       Title: Asst. Secretary
                                             -----------------------


                                       KEY CORPORATE CAPITAL INC.
                                       a Michigan corporation

                                       By:
                                          -------------------------
                                       Title:
                                             ----------------------

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

                            EXHIBIT A-1

                            SECURITIES

                                                         APRIL 27 , 2000
                                                ------------------



Key Trust Company of Ohio, National Association
127 Public Square
Cleveland, Ohio 44114
Attention:
          --------------------------

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

Although the security interest was granted for purpose of security only, you are hereby irrevocably authorized and empowered to deal with Lender as if Lender were the sole beneficial owner of the securities. Without limiting the generality of the foregoing provisions, the undersigned expressly agrees with you as follows:

1.	You are hereby irrevocably (a) authorized to honor all instructions or orders given to you by Lender in respect of the securities exactly as if those instructions came from the undersigned and in each case to do so without any inquiry into Lender's right to give you such instructions on any right of consent by the undersigned, (b) instructed not to place orders for the purchase and sale of the securities in the above described account without the prior consent of Lender, and
(c) instructed not to deliver the securities or any portion thereof to the undersigned at any time without in each case first obtaining
Lender's written consent. You are to furnish a copy of the monthly account statements to Lender by sending such statements to Key Corporate Capital Inc., 127 Public Square, Cleveland, Ohio 44114, Attention:
Structured Finance Department.

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

7.	This letter is being executed and delivered to you in triplicate.  If you accept this letter please sign the form of Acknowledgment below and return one such copy to undersigned and forward another to Key Corporate Capital Inc. at the address noted above.

In the Presence of:

                                          PUBCO CORPORATION

                                          /s/ Steven R. Kalette
                                          ----------------------------
/s/ Deborah L Schauer                     By: Steven R. Kalette
-------------------------                    -------------------------
Deborah L. Schauer                        Title: VP / General Counsel
                                                ----------------------

                                          /s/ Jay A Goldblatt
                                          ----------------------------
/s/ Michael Salis                         And: Jay A Goldblatt
-------------------------                     ------------------------
Michael Salis                             Its: Asst. Secretary
                                              ------------------------

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

                                          KEY CORPORATE CAPITAL INC.

                                          By:
                                             -------------------------
                                          Title:
                                                ----------------------

                           ACKNOWLEDGMENT


     Key Trust Company of Ohio, National Association ("Custodian"), as Custodian of the Pubco Corporation Account ("Fund") under the Custody Agreement ("Custodial Agreement") between itself and Pubco Corporation ("Owner") dated as of July 24, 1996, does herewith acknowledge the pledge of all of the certain securities of said Fund by Owner to Key Corporate Capital Inc. ("Lender") pursuant to the terms and conditions of an Amended and Restated Pledge and Security Agreement dated ______April 27, 2000 ("Pledge"), a copy of which is attached hereto as Exhibit "A" and incorporated herein, and agrees to hold the Fund, until Custodian receives notice otherwise from Lender, subject to the terms of the Pledge.

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

     All notices to Lender shall be given by certified mail to:
     Key Corporate Capital Inc.
     127 Public Square
     Cleveland, Ohio 44114
     Attn:  Structured Finance

     Notwithstanding the foregoing or anything in this Agreement to the contrary, in the event that Lender desires to perfect its security interest under the Pledge, Custodian agrees to comply with all orders of Lender, including, without limitation, any entitlement orders of Lender under Article 1308 of the Ohio Revised Code, all without further consent of Owner.

      IN WITNESS WHEREOF, the undersigned has executed this Agreement by its duly authorized officers as of the _27_ day of _April_____, 2000.

CUSTODIAN:                               LENDER:

KEY TRUST COMPANY OF OHIO,               KEY CORPORATE CAPITAL INC.
NATIONAL ASSOCIATION

By:                                      By:
   ---------------------------              ---------------------------
Title:                                   Title:
      ------------------------                 ------------------------


Consented to By:

PUBCO CORPORATION

/s/ Steven R. Kalette
------------------------------
By: Steven R. Kalette
   ---------------------------
Title: VP / General Counsel
      ------------------------

                         STOCK PURCHASE AGREEMENT


   THIS STOCK PURCHASE AGREEMENT (the "Agreement") is made this _____day of June, 2000 by and between PUBCO CORPORATION, a Delaware corporation ("Pubco") and SMITH CORONA CORPORATION, a Delaware corporation ("SCC").

                                 RECITALS

   SCC filed a petition (the "2000 Petition") for relief under Chapter 11 of the United States Bankruptcy Code (the "Code") on May 23, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Court"), Case No. 00-2065. Smith Corona (UK) Holdings, Ltd., Smith Corona (United Kingdom), Ltd., Corona Sphere, Inc., Smith Corona Belgium SA, Smith Corona France SARL, Smith Corona GMBH and Smith Corona International BV, each of which is a foreign subsidiary of SCC and all of which are SCC's only active subsidiaries (individually, a "SCC Subsidiary" or together, the "SCC Subsidiaries") are not parties to the 2000 Petition and are not in bankruptcy.

   On May 19, 2000, prior to filing the 2000 Petition, SCC received an offer to purchase assets from Carolina Wholesale Office Machine Company, Inc. ("Carolina") which SCC provisionally accepted subject to Court approval and subject to other higher and better offers (the "Carolina Agreement"). Under the Carolina Agreement, Carolina would purchase substantially all of the operating assets of SCC, including without limitation, all of SCC's inventory and accounts receivable, intellectual property, furniture, fixtures, equipment, tools, dies, molds, books, records, drawings, customer lists, contracts, licenses and certifications, goodwill and name, and other assets which form SCC's business, but would not purchase the SCC Subsidiaries (the "Acquired Business").

   The Carolina Agreement is structured as an Asset Purchase Agreement pursuant to Section 363 of the Code and requires the Court to approve a sale of the Acquired Business free and clear of all liens, claims and encumbrances. The Carolina Agreement also requires that SCC assume and assign to Carolina six executory agreements listed on Schedule 3.15 to the Carolina Agreement.

   If the Carolina Agreement were to be approved by the Court, SCC contemplates using the purchase price received (the "Carolina Purchase Price") to discharge its obligations to the extent possible and in the order provided under Sections 503 and 507 of the Code ("Bankruptcy Code Priority"), however, SCC would cease to exist as an ongoing entity.

   Subject to Court approval, Pubco desires to effect a transaction under which SCC would be reorganized under Chapter 11 of the Code (the "Plan of Reorganization"), would continue to exist as an ongoing entity, and, upon the effective date of the Plan of Reorganization: (i) all existing shares and rights to obtain shares of capital stock of SCC would be cancelled;
(ii) Pubco would purchase newly issued shares of SCC Common Stock equal to 49% of the then outstanding capital stock of SCC; and (iii) to the extent their claims are not able to be paid in full or settled in accordance with the Bankruptcy Code Priority, from the Purchase Price to be paid by Pubco hereunder, all existing creditors, all creditors created by the Plan of Reorganization, and all stockholders of SCC would be issued shares of newly issued SCC Common Stock equal, in the aggregate, to 51% of the then outstanding capital stock of SCC.

   The parties believe that the Pubco Agreement offers a higher and better proposal for SCC and its creditors and desire to set forth the terms of their agreement (this "Agreement"), subject to approval of the Court and confirmation of a Plan of Reorganization.

   NOW, THEREFORE, in consideration of the mutual promises, covenants, warranties and representations contained in this Agreement, and subject to approval from the Court, the parties agree as follows:

Section l.  Terms of Transaction.

a. Purchase and Sale. Upon the terms, subject to the conditions, and in reliance upon the representations and warranties contained herein, at a closing of the transactions contemplated by this Agreement after Court approval and confirmation of a Plan of Reorganization (the "Closing"), SCC shall sell to Pubco and Pubco shall purchase from SCC, free and clear of all liens, claims and encumbrances of any kind whatsoever, a mutually agreeable number of shares of newly issued SCC Common Stock (the "Pubco Shares") constituting 49% of the then issued and outstanding shares of reorganized SCC. As part of the Plan of Reorganization, contemporaneously with the issuance of the Pubco Shares, SCC shall issue a corresponding number of shares of newly issued Common Stock, to be allocated among SCC's existing creditors and stockholders as their respective interests are determined by the Court (the "Creditor Shares"), constituting 51% of the then issued outstanding shares of reorganized SCC.

b. Purchase Price. The aggregate purchase price (the "Purchase Price") to be paid by Pubco for the Pubco Shares shall be a sum equal to the aggregate of the following items:

   i. The percentage of each of the categories of the Domestic Inventory of SCC set forth below, as of the Closing date, as such categories and terms are defined in the Carolina Agreement:

           A.      80% of KED Typewriters.
           B.      80% of KED Supplies.
           C.      44% of Non-KED Typewriters.
           D.      75% of Non-KED Typewriter Supplies.
           E.       5% of Inkjet Solutions.
           F.       5% of Headsets.
           G.       0% of Other

   ii. 75% of SCC's Domestic Current Accounts Receivable, as defined in the Carolina Agreement, as of the Closing.

   iii. $100,000 to match the amount offered by Carolina for all other assets to be purchased by Carolina.

   iv. $180,000 to cover the Topping Fee required by Section 6.5 of the Carolina Agreement.

   v. $100,000 to cover the additional minimum amount required under the bidding procedures adopted by the Court for SCC and the Court to consider an alternative bid (the "Bidding Procedures").

   vi. Up to $200,000 to be applied, on a last dollar basis, to the professional fees and expenses which exceed available cash, if any, of preparing and confirming the Plan of Reorganization.

The parties acknowledge that $200,000 of the Purchase Price, evidenced by a bank check, has been delivered to SCC to be deposited in Escrow pursuant to the Bidding

Procedures. The balance of the Purchase Price shall be wire transferred to SCC at the Closing, less $450,000 which shall also be wire transferred, but shall be held in Escrow pending completion of the post closing adjustment described in paragraph 1c. below.

c. Post-Closing Adjustment. Section 1.5 of the Carolina Agreement is incorporated herein by reference except that the term "Pubco" shall be substituted for the term "Buyer" and the term "SCC" shall be substituted for the term "Seller" wherever such terms are used therein.

d. DIP Financing. Congress Financial Corporation ("Congress") currently provides SCC with a secured line of credit for operating capital and the issuance of international and stand-by letters of credit (the "Congress Line"), which line expires September 1, 2000. Congress has indicated its intention to terminate its relationship with SCC at September 1, 2000 or earlier. Subject to the Court validating the amount of the obligation owed by SCC to Congress under the Congress Line and confirming the validity of Congress' secured position, Pubco agrees to cause its Seaside Factors LLC subsidiary ("Seaside") to either (i) purchase the Congress Line together with Congress' secured position on SCC's assets as soon as Congress and Seaside can prepare appropriate assignment and assumption documents evidencing such transfer, or (ii) to replace Congress as SCC's secured lender effective upon expiration of the Congress Line on the same general terms and conditions. In that regard, to the extent that Congress has issued letters of credit on SCC's behalf which have not been drawn upon as of the date Congress no longer is SCC's lender, Seaside will either replace such letters of credit with letters of credit issued by KeyBank National Association (or a subsidiary), if practical, or will secure the letters of credit already issued by Congress with one or more standby letters of credit issued by KeyBank National Association (or a subsidiary) to protect Congress from financial exposure thereunder. Coincident with Seaside acquiring or replacing the Congress Line, but providing the Court approves the acquisition or replacement of the Congress Line and confirms that Seaside will have secured status equal to the status currently held by Congress, Seaside agrees to: (i) provide SCC with a working capital line of credit on terms at least as favorable as those provided by Congress (the "Facility"), (ii) extend the term of the Facility, to the extent necessary, through the earlier of Closing or December 31, 2000, and (iii) cause new letters of credit to be issued on SCC's behalf prior to Closing, within the framework of the Facility, to enable SCC to continue to operate its business pending the Closing.

e. Closing. The Closing shall occur as soon as all terms and conditions to this Agreement have been satisfied, at such time and place as the parties shall mutually determine (the "Closing Date"), but no later than December 31, 2000.

Section 2. Investment Representations of Pubco.

a. Investment Representation. Pubco acknowledges that the Pubco Shares it will be purchasing will be acquired for its own account, for investment purposes only, and not with a view to the resale or distribution thereof and that Pubco has no present intention to sell or otherwise dispose of such shares except in compliance with the provisions of the Securities Act of l933, as amended (the "Securities Act"). The certificates evidencing the shares shall bear a restrictive legend in substantially the following form:

       "The shares represented by this certificate have not been registered under the Securities Act of l933. The shares have been acquired for investment and may not be sold in the absence of an effective Registration Statement under the Securities Act of l933 or an opinion of counsel that registration is not required under said Act."

   Pubco further represents that (i) it has sufficient assets to bear the economic risks of its investment, (ii) payment of the Purchase Price does not and will not adversely affect its financial condition or its ability to pay its obligations as they become due, and (iii) it has the capacity to evaluate the merits and risks of its investment.

Section 3. Representations and Warranties of SCC. SCC represents and warrants to Pubco that:

a. Organization. SCC is a corporation, duly organized, validly existing and in good standing under the laws of the State of Delaware and has all corporate power and authority to carry on its business as now being conducted and to own its properties, and is duly licensed or qualified and in good standing as a foreign corporation in each jurisdiction in which it is required to be so licensed and qualified, except where the failure to be so licensed or qualified would not have a material adverse effect on the financial condition, assets, liabilities, results of operations or business of SCC.

b. Authority

   i. The Board of Directors of SCC has authorized the execution, delivery and performance of the Pubco Agreement by SCC, subject to Court approval.

   ii. The Court has determined that the transactions described in the Pubco Agreement (A) constitute a Bankruptcy Transaction, as that term is defined in the Carolina Agreement and (B) represent a higher and better offer to the SCC bankruptcy estate than any other offer received by SCC under the Court approved bidding procedures, and has authorized and directed SCC to execute, deliver and perform this Agreement.

   iii. SCC has taken (or by the Closing will have taken) all action required by the Code (including confirmation of a Plan of Reorganization) and other applicable laws, its Certificate of Incorporation, its By-Laws or otherwise, to authorize such execution, delivery and performance of this Agreement and the sale of the Pubco Shares to Pubco.

   iv. Based upon and subject to the foreoging, this Agreement constitutes a valid and binding agreement of SCC enforceable in accordance with its terms.

c. Pubco Shares. Subject to Court confirmation of the Plan of Reorganization, at the Closing on the Closing Date, the Pubco Shares (i) will be fully paid and non-assessable and free and clear of all liens, claims and encumbrances of any type whatsoever other than transfer restrictions arising under state or federal securities laws, and (ii) will represent 49% of the then issued and outstanding capital stock of SCC.

d. SCC Subsidiaries SCC owns l00% of the outstanding shares of capital stock of each SCC Subsidiary. All outstanding shares of capital stock of each SCC Subsidiary have been validly issued, are fully paid and nonassessable, and are owned by SCC free and clear of all liens and encumbrances of any kind or nature whatsoever. There are no outstanding rights or options to acquire nor are any outstanding securities convertible into stock of any SCC Subsidiary, nor outstanding securities or other instruments convertible into shares of capital stock of any SCC Subsidiary, nor obligations, options or rights to acquire any of such convertible securities. Each SCC Subsidiary is a corporation incorporated and in good standing under the laws of the jurisdiction of its incorporation, is duly qualified or licensed to do business as a corporation and in good standing in each jurisdiction listed where it is required to be qualified or licensed, and has the corporate power and authority to own all of its property and assets and carry on its business as it is now being conducted.

e. No Violations. Subject to obtaining approval of the Court and confirmation of a Plan of Reorganization, the execution and delivery of this Agreement by SCC does not and the consummation of the transactions contemplated hereby will not, with the passage of time, giving of notice or otherwise, (i) violate any provision of the Certificate of Incorporation or By-Laws of SCC, (ii) violate any provision of or result in the default, creation or acceleration of any obligation under any mortgage, note, lien, lease, franchise, license, permit, agreement, instrument, order, arbitration, judgment or decree, (iii) result in the termination of any license, franchise, lease or permit to which SCC or any of the SCC Subsidiaries is a party or by which SCC or any of the SCC Subsidiaries is bound, or (iv) create a lien or permit a restriction to be placed upon any of the Pubco Shares. SCC and each of its Subsidiaries has in effect all material federal, state, local and foreign governmental, regulatory and other authorizations, permits and licenses, necessary for each of them to own or lease their respective properties and assets and to carry on their respective businesses as now being conducted.

f. Litigation. There are no suits, actions, claims, proceedings or investigations, outside the jurisdiction of the Court, which have not been stayed by the Court as the result of the filing of SCC's Chapter 11 proceeding. Any potential adverse party to any dispute which could give rise to any suit, action, claim or proceeding has been or will be scheduled as a creditor or potential creditor of SCC in SCC's 2000 Petition Chapter 11 proceeding.

g. Title to Assets. Except for consensual liens in favor of Congress and the PBGC which in the aggregate do not exceed $2,500,000, SCC and the SCC Subsidiaries own free and clear of any liens, claims or encumbrances, all of the real and personal property reflected on SCC's and the SCC Subsidiaries' books except for leased property which belongs to third parties.

h. Taxes. SCC and each SCC Subsidiary has filed all federal, state, county, local, and foreign income, excise, property, employment, sales, use, franchise and other tax returns, estimated tax declarations and related information (hereinafter called the "returns") which are required to be filed up to and including the date hereof and has paid all taxes (including any interest and penalties thereon) and all installments of estimated taxes which have become due pursuant to such returns, or pursuant to any assessment which has become payable, and no extension of the time for filing a federal, state, county, local or foreign tax return is presently in effect. Neither SCC nor any SCC Subsidiary is aware of any inaccuracies in the preparation of such returns and all amounts shown due thereon have been paid. The consolidated U.S. federal income tax returns filed by SCC for the year ended June 30, 1996 and all prior periods have been examined by the Internal Revenue Service or the applicable statute of limitations relating thereto has expired. The New York, franchise/income tax returns filed by SCC for the year ended June 30, 1996 and all prior periods have been examined by the New York Department of Taxation or the applicable statute of limitations thereto has expired. Except for the unpaid portion of the amount due the IRS arising under SCC's first Chapter 11 proceeding confirmed on February 28, 1997 and state franchise and sales taxes approximating $80,000 (the "First Chapter Proceeding"), no tax audits, unpaid assessments or disputes with any taxing authorities are presently pending and neither SCC nor any SCC Subsidiary has waived the statute of limitations with respect to any of its returns.

i. Trademarks, Trade names and Patents. Schedule 3.9(a) to the Carolina Agreement lists all of the patents, trademarks and trade names and other intellectual property (together, the "Intellectual Property") owned by SCC and the SCC Subsidiaries, or used in their businesses. Except for
   (i) the license granted to Office Depot under agreement dated July 16, 1999, a copy of which has been delivered to Pubco, (ii) any consensual lien in favor of Congress or the PBGC covering Intellectual Property,
   (iii) any rights in the Intellectual Property granted to SCC Subsidiaries, and (iv) and rights granted to suppliers of SCC's inventory to place the SCC name on inventory produced for SCC, all of the Intellectual Property is owned by SCC free and clear of all liens, claims or encumbrances and none of the Intellectual Property has been given, sold or licensed to any third party. To the best of SCC's knowledge, no person has infringed or is infringing upon any of the Intellectual Property and the Intellectual Property does not infringe upon any intellectual property right of any third party. The term "Intellectual Property" as used herein shall have the same meaning as set forth in Section 3.9(f) of the Carolina Agreement.

j. Accounts Receivable. All accounts receivable of SCC and the SCC Subsidiaries have arisen from bona fide transactions between SCC or such SCC Subsidiaries and the persons obligated thereon, and SCC is not aware that any of such receivables are subject to counterclaims or setoffs or are in dispute except to the extent that, in the aggregate, adequate reserves have been established.

k. Inventories. All inventories reflected on Schedule 3.11 to the Carolina Agreement are valued and listed on SCC's consolidated balance sheet dated March 31, 2000, at the lower of cost or market and, in the aggregate, the reserves provided in connection with such valuation are adequate.

l. Absence of Material Changes in Condition. Except for changes necessitated by SCC's 2000 Petition Chapter 11 filing, SCC and the SCC Subsidiaries have been conducting their business in the ordinary course since May 23, 2000. Neither SCC nor any SCC Subsidiary has changed the type of business in which SCC or any SCC Subsidiary is engaged, or the manner of conducting the business of SCC or any SCC Subsidiary. No real or personal property of SCC or the SCC Subsidiaries has been disposed of out of the ordinary course of business since the 2000 Petition Chapter 11 filing, except such dispositions as are not material in the aggregate.

m. Permits and Licenses. To the best of its knowledge, (i) SCC and each SCC Subsidiary have all permits, licenses, franchises and other authorizations necessary to and have complied with all laws applicable to, the conduct of their business in the manner and in the areas in which such business is presently being conducted and all such permits, licenses, franchises and authorizations are valid and in full force and effect; (ii) neither SCC nor any SCC Subsidiary has engaged in any activity which would cause revocation or suspension of any such permits, licenses, franchises or authorizations and no action or proceeding looking to or contemplating the revocation or suspension of any thereof is pending or threatened; and (iii) no approvals or authorizations will be required as a result of the transactions contemplated by this Agreement, to permit SCC to continue its business and the business of the SCC Subsidiaries as presently conducted after consummation of the transactions contemplated by this Agreement.

n. Environmental Matters. Except as disclosed in the plan of reorganization confirmed in the First Chapter Proceeding, to the best of SCC's knowledge, (i) SCC and each of the SCC Subsidiaries has complied in all material respects with all environmental laws regulating the conduct of their respective businesses, and the disposal of their respective waste materials; (ii) neither SCC nor any of the SCC Subsidiaries has been named as a potentially responsible party ("PRP") in any pending environmental action instituted by the US Environmental Protection Agency or any state environmental protection agency or equivalent, and to the best of SCC's knowledge, no such actions are threatened against SCC or any of the SCC Subsidiaries, either alone or in conjunction with other PRPs; (iii) neither SCC nor any of the SCC

   Subsidiaries is involved in any pending or threatened investigation, inquiry, litigation, suit, complaint or administrative action alleging that it is or may be in violation or otherwise liable under any environmental law.

o. Material Contracts. As of the Closing, SCC shall not be in material default or breach under its agreements with Matco Electronics Group, Inc. ("Matco") or Kedcom Ltd. ("Kedcom"), except to the extent that the Purchase Price is to be used to cure such defaults or breaches, which defaults or breaches must be cured in full as of the Closing Date.

p. Customers, Suppliers, Distributors. No supplier, customer or distributor of SCC doing business with SCC in excess of $20,000 per year, has canceled or otherwise terminated or threatened to terminate its business relationship.

q. Warranty Claims. SCC has reserved approximately 4% of its sales for warranty and related claims. Such reserve is adequate in view of SCC's warranty claim experience.

r. Consents. Except for approval of the Court and confirmation of a Plan of Reorganization, no consent, approval, order or authorization of any Federal, state, local or foreign government, or any court, administrative or regulatory agency or commission or other governmental authority or agency, domestic or foreign is required to be obtained by SCC or the SCC Subsidiaries to enter into or consummate this Agreement.

s. Capital Stock. As of the date of this Agreement, the authorized capital stock of SCC consists of 100,000,000 shares of Common Stock, $.001 par value per share and 10,000,000 shares of Preferred Stock, $.0001 par value per share. As of the date hereof, 3,220,180 of the Common Shares are issued and outstanding. None of the Preferred Shares are issued and outstanding, although 10,000 shares of Preferred Stock, Series A, are reserved for issuance. All of the issued and outstanding Common Shares are duly authorized, validly issued, fully paid and nonassessable. Each Common Share is entitled to one vote and no shareholders are entitled to preemptive rights by virtue of ownership of Common Shares. Except for the options and grants issued under the SCC Stock Incentive Plan previously furnished to Pubco and except for the SCC Rights Agreement dated as of February 28, 1997, there are no (i) outstanding obligations, options or rights to acquire shares of SCC's capital stock, of any class; (ii) outstanding securities or other instruments convertible into shares of SCC's capital stock; nor (iii) obligations, options or rights to acquire any of such convertible securities. As of the Closing, all of such issued shares, options, rights and warrants will be cancelled. Claims of such shareholders, option holders, rights holders and warrant holders will be treated as specified in the Plan of Reorganization. Except for the
   Schedule 13G filed by Neal and Karen Dem reporting an acquisition on April 25, 2000, no Schedule 13D or Schedule 13G reporting the acquisition of beneficial ownership of 5% or more of the capital stock of SCC.

t. Bankruptcy/Conduct of Business by SCC Subsidiaries. On May 23, 2000, SCC filed for Protection under Chapter 11 of the Code and since such date, has operated its business under protection of the Court. None of SCC's subsidiaries is a party to such proceeding and the business of each such subsidiary has been operated in the ordinary course.

u. SCC's Books and Records. SCC has provided Pubco with unrestricted access to SCC's books and records and the books and records of the SCC Subsidiaries. SCC's books and records fairly and correctly set forth and disclose, in all material respects, the assets, liabilities and financial condition of SCC and the SCC Subsidiaries and their respective sales, earnings and result of operations for the periods covered.

v. Equipment. Except for tooling owned by SCC and in the possession of its inventory manufacturers, SCC's and each SCC Subsidiary's material equipment is in SCC's or such SCC Subsidiary's actual possession and all such equipment is in reasonably good working order and repair, free from any known material defects.

w. Purchase Orders. SCC will not order any inventory or enter into any agreement for services the delivery or performance of which can not be completed prior to the Closing without first obtaining Pubco's written consent.

x. Employee Matters. All defined benefit employee retirement benefit plans of SCC have been or will be terminated and to the extent permitted by law, all other employee benefit plans of SCC will be terminated or provided for in the Plan of Reorganization and the benefits paid out as of the Closing. Except for $240,000 retention plan to induce employees to remain after the Chapter 11 filing date and except for the severance plan for Martin D. Wilson previously furnished to Pubco, there are no employment agreements or severance or other arrangements with any current SCC employees.

y. Affiliate Interest. To SCC's knowledge, no officer or director of SCC or any SCC Subsidiary has any material interest in any property, real or personal, tangible or intangible, including Intellectual Property used in or pertaining to the business of SCC or any SCC Subsidiary.

z. Historical Financial Statements. There exists or will exist as of the Closing Date, consolidated audited financial statements for SCC and the SCC Subsidiaries, prepared in accordance with Generally Accepted Accounting Principles consistently applied, for at least SCC's last three fiscal years, which statements have been or will be made available to Pubco to enable it to file with the Securities and Exchange Commission ("SEC") on a timely basis, a Form 8-K which contains all required financial statements and pro-forma financial information, and other Pubco periodic financial reporting documents. SCC will be current as of the Closing Date in its filings with the SEC.

aa.Financial Statements. The (i) audited consolidated financial statements of SCC and SCC Subsidiaries as of June 30, 1999 and (ii) unaudited financial statements of SCC and its Subsidiaries as of March 31, 2000 (the "Latest Balance Sheet Date") and for the nine months then ended, including the notes and schedules accompanying each of the foregoing, copies of which have been delivered by SCC to Pubco, are consistent with the books and records of SCC, fairly present the financial position of SCC and its Subsidiaries as of such dates and the results of their consolidated operations for such periods, and, except as otherwise noted in any such interim financial statements, have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with that of preceding periods.

Section 4. Survival of SCC's Representations and Warranties. Except for the representations and warranties of SCC contained in Section 3b with respect to title and authority, in Section 3h with respect to taxes, and in Section Z with respect to historical financial statements, the warranties and representations made by SCC in Section 3 of this Agreement shall not survive the Closing.

Section 5. Representations and Warranties of Pubco. Pubco represents and warrants as follows:

        a. Organization and Standing. Pubco is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

        b. Authority of Pubco. Pubco's Board of Directors has authorized this Agreement, Pubco has the corporate power to execute and deliver this Agreement, and Pubco has taken (or by the Closing will have taken) all action required by law, its Certificate of Incorporation, its By-Laws or otherwise, to authorize such execution, delivery and performance of this Agreement and purchase of SCC Shares by it, and this Agreement is its valid and binding agreement enforceable in accordance with its terms, except as enforceability may be limited by provisions of law relating to bankruptcy, insolvency, or creditors rights, or by general principles of equity.

        c. No Violation. The execution and delivery of this Agreement do not and the consummation of the transactions contemplated hereby will not, with the passage of time, giving of notice or otherwise, violate any provision of its Certificate of Incorporation or By-Laws or violate any provision of or result in the acceleration of any obligation under any mortgage, note, lien, lease, franchise, license, permit, agreement, instrument, order, arbitration or judgment or decree or in the termination of any license, franchise, lease or permit to which it is a party or by which it is bound.

        d. Litigation. Pubco is not subject to any pending or threatened litigation or administrative proceedings of any governmental agency or body which would prevent it from completing the transactions contemplated by this Agreement.

        e. No Consents. No consent of other parties to any mortgage, note, lease, franchise agreement, license or permit to which Pubco is a party is necessary to permit consummation of the transactions contemplated hereby.

        f. Financial Ability. Pubco has the financial ability to conclude the purchase of all or any portion of the SCC Shares in accordance with this Agreement and Seaside has the financial ability to replace Congress as the SCC's DIP lender.

Section 6. Survival of Pubco's Representations and Warranties. Except for Pubco's investment representation contained in Section 2 of this Agreement and the representations and warranty of Pubco contained in Section 5.b, with respect to its authority to enter into this Agreement and perform its obligations hereunder, the warranties and representations made by Pubco in
Section 5 of this Agreement shall not survive the Closing.

Section 7. Pubco's Conditions to Closing. The obligation of Pubco to proceed with Closing of the transactions contemplated by this Agreement is subject to the satisfaction at or prior to Closing of each of the following conditions:

        a. Representations and Warranties. The representations and warranties of SCC set forth in Section 3 of this Agreement shall be true, complete and accurate in all material respects as of the Closing except as follows:

           i. Taxes arising from audits or assessments after the date of this Agreement which are not the result of SCC's failure to file returns or pay taxes related thereto;

           ii. With regard to Section 31, changes consistent with any new business plan instituted by SCC after consultation with and approval by Pubco;

           iii. With regard to Section 3p, changes in customers not initiated by SCC>

        b. Absence of Suits. No action, suit or proceeding shall have been instituted to restrain, prohibit or otherwise challenge the legality of the transactions contemplated by this Agreement.

        c. Termination of Defined Benefit Pension Plans. All defined benefit employee benefit plans of SCC, including the SCC frozen Salary Pension Plan, shall have been terminated.

        d. Confirmation of Plan of Reorganization. No later than December 31, 2000 (the "Confirmation Date"), the Court shall have confirmed a Plan of Reorganization reasonably acceptable to Pubco and its bankruptcy counsel.

        e. No Material Changes in SCC. Between May 23, 2000 and the Confirmation Date, there shall have been no material adverse change in (i) the nature of SCC's business, (ii) SCC's Principal Customers (defined to mean Wal-Mart Store, Office Max, Office Depot, Staples, United Stationers and S.P. Richards), products or suppliers, or
           (iii) the way SCC conducts its business, except as follows:

           i.   Changes approved by Pubco in writing; and

           ii.   Changes in SCC's Principal Customers not initiated by SCC.

        f. Contents of Plan of Reorganization. The Plan of Reorganization shall provide, among other things, that:

           i. All debt of SCC and all claims against SCC in existence as of the Confirmation Date have been settled and paid out of the Purchase Price, out of other SCC cash accumulated prior to the Confirmation Date, or utilizing a distribution of Creditor Shares.

           ii. All SCC shares, and all rights, warrants and options to acquire or convert into SCC shares in existence as of the Confirmation Date, have been cancelled as of that date and the Pubco Shares and Creditor Shares to be issued as a part of the Plan of Reorganization shall be the only equity securities of SCC, or securities convertible into equity securities of SCC, in existence thereafter.

           iii. All of the assets of SCC as of the Confirmation Date, including stock in the SCC Subsidiaries, are free and clear of all liens and encumbrances of any kind or nature.

           iv. All secured creditor claims have been paid in full or settled as of the effective date of the Plan of Reorganization.

           v. All administrative claims have been paid in full or settled as of the effective date of the Plan of Reorganization.

           vi. The priority claims have been paid in full or settled as of the effective date of the Plan of Reorganization.

           vii. To the extent permissible by law, any environmental claims are discharged in the Plan of Reorganization.

           viii. The Matco Agreement and the Kedcom Agreement have been assumed by SCC as of the Confirmation Date and all pre Confirmation Date claims related thereto have been paid in full or voluntarily compromised.

           ix. All other executory contracts of SCC have been rejected and terminated as of the Confirmation Date.

           x. SCC has either resolved all disputed claims as of the Confirmation Date or is using and will continue to use its best efforts to resolve those claims.

           xi. The Certificate of Incorporation of reorganized SCC shall include a provision to the effect of Article IV, Section 5 of the current Certificate of Incorporation, except that the provision shall not expire until a date more than three years after the later of the confirmation date of the Plan of Reorganization or three years after the closing of the 2000 Petition Chapter 11 case, whichever is later.

        g. Matco Agreement. The November 24, 1997 manufacturing agreement with Matco Electronics Group, Inc. ("Matco") has been assumed by SCC and any defaults or breaches thereunder have been cured as of the Confirmation Date, and Matco and SCC shall have agreed to the terms, which must be satisfactory to Pubco, under which Matco will continue to supply goods to SCC after the Confirmation Date and for the duration of the original term of the Matco agreement.

        h. Change in Ownership. As of the Confirmation Date, there has not been a Change in ownership as defined in Section 382(g) of the IRS Code.

        i. Stock Certificates. On the Confirmation Date, SCC shall have delivered to Pubco certificates evidencing the Pubco Shares, free and clear of all liens and encumbrances.

        j. Appointment of Pubco Nominees, Resignation of certain SCC Directors Contemporaneous with the Closing, the SCC Board of Directors shall be fixed at 5 seats, all existing SCC Board members except Peter Parts and William Morgan, or such other independent individuals designated by SCC's existing Board of Directors, shall have resigned, and three individuals designated byPubco shall have been appointed as SCC directors to fill the vacancies created by such resignations.

Section 7A. Restrictions on Stock Accumulation During Pendency. SCC shall use it reasonable best efforts to have the Court approve a procedure granting SCC advance notice of any transfers of SCC Common Stock prior to the Confirmation
Date: (i) which will result in any person identified in Section 382(k)(7) of the Internal Revenue Code of 1986, as amended (the "IRS Code"), owning or deemed to own, directly or indirectly, 5% or more of the capital stock of SCC, or (ii) any person already owning, directly or indirectly, 5% or more of the capital stock of SCC, increasing such person's ownership, and allowing SCC to object.

Section 7B. Restrictions on Selling Trade Claims. SCC shall use its reasonable best efforts to have the Court approve a procedure granting SCC advance notice of any sale or transfer of claims against SCC prior to the Confirmation Date, and allowing SCC to object.

Section 8. SCC's Conditions to Closing. The obligation of SCC to proceed with the Closing is subject to the satisfaction at or prior to the Closing of each of the following conditions:

   a. Representations and Warranties. The representations and warranties of Pubco set forth in Section 5 of this Agreement shall be true, complete and accurate in all material respects as of the Closing Date.

   b. Absence of Suits. No action, suit or proceeding shall have been instituted to restrain, prohibit or otherwise challenge the legality of the transactions contemplated herein.

Section 9. Further Cooperation. Between the execution date of this Agreement and the Closing, SCC will keep Pubco and its advisors timely informed concerning the financial condition and results of operation of SCC and all matters concerning its relationships with its customers and vendors. Should any material changes be contemplated in such relationships or in the way SCC will be operated during such period, Pubco shall be consulted and permitted to voice its opinion on the matter.

Section 10. Termination. This Agreement may be terminated and the transactions contemplated hereby abandoned at any time prior to or on the Closing Date:

   a. Mutual Consent.  By the mutual written consent of Pubco and SCC.

   b. Failure to Close by December 31, 2000. By Pubco if the transactions contemplated by this Agreement have not been consummated on or before the close of business on December 31, 2000.

   c. By Pubco. By Pubco if the conditions to its obligations hereunder have not been satisfied on or before the Closing Date.

   d. By SCC. By SCC if the conditions to its obligations hereunder have not been satisfied on or before the Closing Date.

   e. Effect of Termination. In the event of the termination or abandonment of this Agreement as provided herein, this Agreement shall become void and shall have no force or effect without any liability on the part of Pubco or SCC to each other, provided, however, that this Section shall not relieve any liability of any party to the other if such termination occurred because a party willfully failed materially to perform any of its obligations under this Agreement nor shall it relieve SCC of the obligation to return the $200,000 deposit in Escrow unless the termination was by SCC as the result of Pubco willfully and wrongfully failing to perform its material obligations under this Agreement.

Section 10A. Failure of Plan of Reorganization. In the event the stock purchase contemplated by this Agreement does not close because of a failure of the conditions set forth in 7c, 7d or 7h, the parties agree as follows:

   a. Conversion to Asset Purchase Agreement. This Agreement shall be deemed to have converted into an Asset Purchase Agreement under which Pubco shall purchase and SCC shall sell free and clear of all liens, claims and encumbrances, under Section 363 of the Bankruptcy Code,

      i. the Acquired Business (as previously defined in the recitals hereto) exclusive of causes of action of SCC, and

      ii. the stock of the SCC Subsidiaries.

The purchase price for such assets shall be equal to the cash portion only of the Purchase Price contained herein.

   b. $200,000 Deposit. The $200,000 deposited as part of this Agreement shall be credited against the purchase price for the assets.

   c. Matco Agreement. The conditions set forth in Section 7g with respect to Matco shall remain a condition to Pubco's obligation to purchase assets under this Section 10A. In the event that SCC cannot comply with Section 7g, Pubco shall be released of its obligations to purchase SCC's assets, however, the $200,000 deposit shall not be refunded to Pubco.

   d. Further Assurances. In the event an asset purchase transaction occurs, SCC agrees to take or cause to be taken all actions and to do all things necessary, in the reasonable opinion of Pubco, to effect closing of the sale as contemplated and vest title to such assets in Pubco free and clear of all liens, claims and encumbrances. In the event SCC is unable to deliver such assets to Pubco free and clear of all liens, claims and encumbrances, Pubco's obligations hereunder shall terminate with further liability.

11. D & O Liability Insurance. The officers and directors of SCC have been covered by a "Claims Made" Directors and Officers liability insurance policy paid for by SCC (the "Policy"). If prior to the Closing, a "Tail" is purchased by SCC to protect the Directors and Officers after Confirmation of a Plan of Reorganization, the benefits of the Policy shall remain benefits of the insured Directors and Officers of SCC after Confirmation of the Plan of Reorganization and Pubco covenants not to interfere with their receipt such benefits.

12. Amendment, Governing Law, Successors and Assigns, Counterparts, Entire Agreement.

       This Agreement:

       a. Amendment. May be amended at any time, but only by a writing signed by all parties hereto.

       b. Governing Law. Shall be construed under and in accordance with the laws of the State of Delaware without regard to conflict of laws principles.

       c. Assignability. Shall not be assignable by any party hereto and no person not a party to this Agreement shall have any rights hereunder.

       d. Binding Effect. Shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

       e. Counterparts. May be executed in two or more counterparts, all of which shall be considered one and the same agreement and shall be effective when one or more counterparts shall have been signed by and delivered to each of the parties.

       f. Entire Agreement. This Agreement together with the documents delivered to the parties contemporaneously herewith and at Closing embody the entire agreement and understandings between the parties and supersedes all prior agreements and understandings among them relating to the subject matter hereof.

Section 14. Captions. The captions in this Agreement are included for convenience only and shall not in any way affect the interpretation or construction of any provisions hereof.

Section 15. Notices. Any notices or other communication required or permitted hereunder shall be sufficiently given if personally delivered, or sent by certified mail postage prepaid, sent by overnight courier (providing proof of delivery) or faxed to the parties at the following addresses and fax numbers (or at such other address or fax number for a party as shall be specified by like notice):

      To Pubco:               Pubco Corporation
                              3830 Kelley Avenue
                              Cleveland, Ohio 44ll4
                              Attn:  Robert H. Kanner, President
                              FAX: (216) 881-8380

      With copy to:           Stephen R. Kalette
                              Vice President & General Counsel
                              at the same address and Fax number

      To SCC                  Smith Corona Corporation
                              839 NYS Rte. 13
                              P.O. Box 2090
                              Cortland, NY 13045-0990
                              Attention:  Martin D. Wilson, President
                              FAX: (607) 758-5748

      With copies to:         Richard Epling
                              Winthrop, Stimson, Putnam & Roberts
                              1 Battery Park
                              New York, NY 10004
                              FAX: (212) 858-1500

                              G. William Sisley
                              Winthrop, Stimson, Putnam & Roberts
                              Financial Centre
                              695 East Main Street
                              Stamford, CT 06904-6760
                              FAX: (203) 965-8226

                              Joel Waite
                              Young Conaway Stargatt & Taylor. LLP
                              1100 North Market Street
                              P.O. Box 391
                              Wilmington, DE 19899-0391
                              FAX (302) 571-1253

                              Matthew D. Gensler
                              Managing Director
                              Two World Financial Center
                              New York, NY 10281-1414
                              FAX: (212) 436-7798

16.  Miscellaneous

     a. Expenses. Except as otherwise provided herein, the parties hereto shall pay their respective expenses, including the fees, disbursements and expenses of their respective attorneys and accountants, in connection with the negotiation and preparation of this Agreement and the consummation of the transactions contemplated hereby. This Section shall be construed as an allocation of costs incurred in connection with this Agreement in the event it is either terminated without breach or consummated. It shall not be construed as a limitation of damages recoverable by either party in the event of a breach.

     b. Taxes. Except as otherwise provided herein, any tax consequences to any party resulting from the transactions contemplated by this Agreement shall be the sole responsiblity and liability of that party.

     IN WITNESS WHEREOF, the parties have each caused this Agreement to be executed as of the day and year first above written.

                                   PUBCO CORPORATION

                                   By:  /s/ Stephen R. Kalette
                                        Stephen R, Kalette, Vice President



                                   SMITH CORONA CORPORATION

                                   By: /s/ Martin D. Wilson
                                   Martin D. Wilson, President

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