Form 10-Q
period 2001-03-31
PUBCO CORP
filed 2001-05-15
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 2001

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of May 14, 2001: 3,526,364.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000. . . . . .           3

           Consolidated Statements of Income
           for the Three Months Ended
           March 31, 2001 and 2000 . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           2001 and 2000. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     11



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     14

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's)


                                                    March 31      December 31
                                                      2001            2000
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  4,595        $  8,037
  Marketable securities and other
    investments available for sale                    19,375          20,025
  Trade receivables (less allowances of
    $691 in 2001 and $686 in 2000)                     8,988           6,827
  Inventories                                         12,806          12,490
  Deferred income taxes                                1,343           1,300
  Prepaid expenses and other current assets            3,383           2,862
                                                    --------        --------
                             TOTAL CURRENT ASSETS     50,490          51,541


PROPERTY AND EQUIPMENT
  (at cost less accumulated depreciation
  and amortization of $10,511 in 2001
  and $10,267 in 2000)                                 6,361           6,535


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,399 in 2001 and $1,346 in 2000)                   3,279           3,333


EQUITY INVESTMENTS                                     2,739               -


OTHER ASSETS                                          36,044          34,691
                                                    --------        --------

                                     TOTAL ASSETS   $ 98,913        $ 96,100
                                                    ========        ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share and per share amounts)

                                                    March 31      December 31
                                                      2001            2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  8,550        $  5,820
  Accrued liabilities                                  7,044           6,990
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     15,594          12,810

LONG-TERM DEBT                                         1,604           2,201

DEFERRED CREDITS AND NONCURRENT LIABILITIES           26,519          26,005

MINORITY INTEREST                                        816             789

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,062,562 issued and
      2,986,545 outstanding in 2001 and 3,062,462
      issued and 3,012,352 outstanding in 2000            30              30
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 547,433 issued and
      outstanding in 2001 and 547,533 issued
      and outstanding in 2000                              5               5
  Additional paid in capital                          31,176          31,166
  Retained earnings                                   24,326          23,622
  Accumulated other comprehensive (loss)                (606)           (157)
                                                    --------        --------
                                                      54,932          54,667
  Treasury stock at cost,
   76,017 shares in 2001
   50,110 shares in 2000                                (552)           (372)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     54,380          54,295
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 98,913        $ 96,100
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
($ in 000's except per share amounts)

                                                                Three Months Ended
                                                                    March 31
                                                                2001         2000
Net sales                                                     $ 15,420       $ 15,939
Cost of sales                                                   10,523         10,723
                                                              --------       --------
                             GROSS PROFIT                        4,897          5,216

Costs and expenses:
  Selling, general and
    administrative expenses                                      3,887          4,135
  Interest expense                                                  52             31
  Interest income                                                 (584)          (549)
  Other expense (income), net                                       51           (333)
                                                              --------       --------
                                                                 3,406          3,284

               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST                        1,491          1,932

Provision for income taxes                                         524            718
                                                              --------       --------
          INCOME BEFORE MINORITY INTEREST                          967          1,214

Minority interest                                                  (27)           (29)
                                                              --------       --------
                               NET INCOME                     $    940       $  1,185
                                                              ========       ========

Preferred stock dividend                                           236            219
                                                              --------       --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS                     $    704       $    966
                                                              ========       ========

    BASIC AND DILUTIVE EARNINGS PER SHARE                     $    .20       $    .26
                                                              ========       ========
Weighted average number
  of shares outstanding                                      3,549,344      3,741,056
                                                             =========      =========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's)

                                                                      Three Months Ended
                                                                           March 31
                                                                     2001             2000
OPERATING ACTIVITIES
  Net income                                                       $    940         $  1,185
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     302              273
      Stock based compensation                                           10               10
      Deferred income taxes                                             513              644
      Net (gain) on sales of securities                                   -             (383)
      Net loss on disposal of fixed assets                                7                -
      Minority interest                                                  27               29
      Changes in operating assets and liabilities:
          Trade receivables                                          (2,161)          (1,607)
          Inventories                                                  (316)          (2,344)
          Accounts payable                                            2,730            2,922
          Other current liabilities                                      54           (1,108)
          Other, net                                                 (1,715)            (717)
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               391           (1,096)


INVESTING ACTIVITIES
  Purchases of marketable securities                                      -           (6,848)
  Proceeds from sale of marketable securities                             -            1,133
  Purchase of investment in Smith Corona Corporation                 (2,739)               -
  Purchases of fixed assets                                             (81)            (140)
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES            (2,820)          (5,855)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                        4,424            6,440
  Principal payments on long-term debt                               (5,021)          (5,271)
  Dividends paid                                                       (236)            (219)
  Purchase of treasury stock                                           (180)             (25)
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (1,013)             925
                                                                   --------         --------
                  (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,442)          (6,026)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,037            9,868
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  4,595         $  3,842
                                                                   ========         ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

March 31, 2001




NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, all of which are of a normal recurring nature. Operating results for the three month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Earnings per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $13.50 per share. The effect of the Company's stock options are anti-dilutive for the periods presented.

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value.

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities or firm commitments, through net income. Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive (loss) until such time as the hedged items are recognized in net income. The hedging relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a monthly basis.

Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges The Company had open currency exchange contracts of $1,200 and $1,300 at March 31, 2001 and December 31, 2000, respectively.

Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist which would require separate disclosure in the March 31, 2001 balance sheet. Additionaly, the effects of adopting the provisions of SFAS 133 did not have a material impact on the Company's financial position at March 31, 2001 or results of its operations for the three month period then ended.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

March 31, 2001



NOTE B -- Inventories

The components of inventories consist of the following:

                                                 March 31        December 31
                                                   2001             2000

    Raw materials and supplies                   $ 7,492           $ 6,747
    Work in process                                  684               609
    Finished goods                                 5,591             6,114
                                                 -------           -------
                                                  13,767            13,470
    Less inventory reserves                         (961)             (980)
                                                 -------           -------
                                                 $12,806           $12,490
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following:

                                                   Three Months Ended
                                                        March 31
                                                   2001            2000

    Net Income                                   $   940         $  1,185
    Other Comprehensive Loss:
      Unrealized holding (losses) gains
        on investments available for sale
        arising during the period                   (410)             344
      Less reclassification adjustment
        for (gains) on investments
        available for sale                             -             (383)
      Unrealized currency translation
        adjustments arising during the period        (39)              (4)
      Pension adjustment                               -             (152)
                                                 -------          -------
    Total Other Comprehensive (Loss)                (449)            (195)
                                                 -------          -------
    Total Comprehensive Income                   $   491          $   990
                                                 =======          =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except per share amounts)

March 31, 2001


NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:


                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated

Three months ended March 31, 2001

Net sales                                 $ 8,867      $ 6,553               -       $15,420
Income before income taxes and
  minority interest                         1,108          332            $ 52         1,492

Three months ended March 31, 2000

Net sales                                   9,158        6,781               -        15,939
Income before income taxes and
  minority interest                           984          351             597         1,932





The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 2001 and 2000

Sales declined in 2001 from 2000 because of decreases in sales at both the Company's construction products business and its printer supplies business. The decrease in sales in the construction products business is primarily attributable to a softening of the construction products market. The decrease in sales in the printer supplies business is primarily the result of the change in the Company's focus to sales of higher margin but lower-priced printer supply products which the Company manufactures rather than on resales of lower margin but higher-priced branded printer supplies which the Company purchases from third parties as well as the continuing decrease in sales of supplies for impact printers.

The decrease in gross profit dollars in 2001 from 2000 is primarily the result of the decrease in the Company's sales. The decrease in gross profit percentage in 2001 from 2000 is primarily the result of the decrease in gross profit percentage at the construction products business.

The decrease in gross profit dollars in 2001 was offset in part by a reduction in operating expenses in 2001. Other expense (income), net in 2000 included a realized gain from the sale of securities which was not repeated in 2001. The provision for income taxes decreased in 2001 due to the reduction in pre-tax income. The result of the foregoing is that net income after tax and net income applicable to Common Stockholders decreased in 2001 from 2000.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $23,970,000 of cash, cash equivalents, marketable securities and other short-term investments and $1,604,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in market value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses and other capital investments.

The Company also has a $2,500,000 working capital line of credit available for its printer supplies business. At March 31, 2001, there were no borrowings outstanding under this line of credit. The Company also has a $3,000,000 working capital line of credit available for its construction products business. At March 31, 2001, borrowings under this line of credit were $1,604,000. The Company also has a $10,000,000 line of credit available which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at March 31, 2001. At March 31, 2001, letters of credit with outstanding balances aggregating approximately $2,800,000 had been issued, primarily to purchase finished and raw material inventories from foreign vendors for the Company's printer supplies business and to permit Smith Corona to purchase finished inventories from its foreign vendors under the DIP lending arrangement provided by the Company's financing subsidiary. At March 31, 2001, there were no borrowings by Smith Corona under this lending arrangement.

On March 30, 2001, the Company completed its previously announced investment in Smith Corona Corporation, a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. The Company's approximately $2,700,000 investment funded Smith Corona's plan of reorganization. The Company received 49% of the newly issued stock of reorganized Smith Corona and existing creditors of Smith Corona received the other 51%.

The Company has commitments for capital expenditures of approximately $175,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2001 primarily from existing funds.

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist at March 31, 2001. The Company had open currency exchange contracts of $1,200 and $1,300 at March 31, 2001 and December 31, 2000, respectively.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and April 30, 2001, the Company purchased 83,631 shares at an average price of approximately $7.253 per share for a total of $606,594.

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

Effective May 1, 2001, the Company's Kroy LLC subsidiary ("Kroy") settled its litigation with Brother International Corporation and Brother Industries, Ltd. ("Brother"). The settlement included an assignment of certain Kroy patents to Brother, a payment by Brother to Kroy, and the discontinuance by Kroy of certain Brother compatible products. The proceeds received by Kroy, net of attorney's fees and other expenses associated with and arising from the litigation are approximately $9,000,000. The receipt of the proceeds and resulting settlement gain will be reflected in the second quarter of 2001.

Stockholders' equity of $54,380,000 at March 31, 2001 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at March 31, 2001, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at March 31, 2001.

                         PART II - OTHER INFORMATION



Item l.  LEGAL PROCEEDINGS.

     The Company's Kroy LLC subsidiary commenced an action on September 21, 2000 in the US District Court for the Eastern District of Virginia against Brother International Corporation and Brother Industries, Ltd. (the "Defendants"). On October 25, 2000, the Virginia action was voluntarily dismissed by Kroy and refiled as an action in the US District Court for the Northern District of Ohio. The Complaint alleged violation by the Defendants of certain patents owned by Kroy and certain other improper business conduct by the Defendants. The Defendants filed a corresponding action on October 25, 2000 in the US District Court for the District of New Jersey alleging that Kroy's patents in the Ohio action were invalid and alleging that Kroy was violating certain of the Defendant's patents. The New Jersey Action was subsequently dismissed and the Defendants filed similar defenses and counterclaims in the Ohio action. The parties were each seeking financial damages for patent infringement and other appropriate relief in the Ohio action.

     Effective May 1, 2001, Kroy and Brother settled all of their disputes and on May 2, 2001, jointly dismissed the Ohio action. The settlement included an assignment of certain Kroy patents to Brother and a payment by Brother to Kroy. The proceeds received by Kroy, net of attorney's fees and expenses associated with and arising from the litigation, are approximately $9,000,000. In addition, Kroy retained the right to continue to use the assigned patents in its own product line and agreed to discontinue manufacturing and marketing cartridges compatible with Brother's label printers.


Item 2.  CHANGES IN SECURITIES.  None


Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None


Item 5.  OTHER INFORMATION.

     On March 30, 2001, the Company ("Pubco") completed its previously announced investment in Smith Corona Corporation, a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. (Smith Corona had previously filed for reorganization under Chapter 11 of the Bankruptcy Code on July 5, 1995 and emerged from that first Bankruptcy Proceeding on February 27, 1997.) Pubco's approximately $2,700,000 investment funded Smith Corona's plan of reorganization. Pubco received 49% of the newly issued stock of reorganized Smith Corona and existing creditors received the other
     51%. All previously issued stock was cancelled in the bankruptcy proceeding. The Company will account for its investment in Smith Corona on the equity method of accounting.

     Pubco reported the existence of its agreement with Smith Corona in a joint press release on June 27, 2000 and in Pubco's second quarter and third quarter 2000 Forms 10-Q. Pubco reported on March 29, 2001 in its Form 10-K for the year ended December 31, 2000 that Smith Corona's plan of reorganization had been approved on March 16, 2001 and that Pubco would complete its investment in Smith Corona on March 30, 2001.

     Neither the size of Pubco's investment in Smith Corona nor Smith Corona's total assets would have required Pubco to report the transaction on Form 8-K. If there were any requirement to file a Form 8-K to report consummation of Pubco's investment, it would have been because of the unusually large loss incurred by Smith Corona in the year ended June 30, 2000.

     Smith Corona did not have an audit performed for the fiscal year ended June 30, 2000. Because audited financial statements of Smith Corona were not available, had Pubco filed a Form 8-K, it would not have been able to file audited financial statements of Smith Corona or pro forma financial statements. The historical Smith Corona financial statements would have been of limited value to investors because they reflected
     (i) Smith Corona prior to its drastic downsizing of operations, facilities and personnel, (ii) the manufacture, marketing and ultimate liquidation of discontinued non-typewriter products, and (iii) expenses associated with successive attempts to rehabilitate, sell or restructure Smith Corona, and the resulting second Chapter 11 filing. Pro forma financial information would have had little value to investors for the same reasons and also because Pubco will be reporting its share of Smith Corona's results of operations on the equity method of accounting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 --------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer




                                   /s/   Maria Szubski
                                 --------------------------
                                 Maria Szubski
                                 Chief Financial Officer


















Dated:  May 15, 2001