Form 10-Q
period 2001-06-30
PUBCO CORP
filed 2001-08-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended             June 30, 2001

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of August 8, 2001: 3,525,005.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 2001 and December 31, 2000 . . . . . . . .       3

           Consolidated Statements of Income
           for the Three and Six Months Ended
           June 30, 2001 and 2000. . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           2001 and 2000. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     12


  Item 3.  Quantitative & Qualitative Disclosure
           about Market Risk. . . . . . . . . . . . . . . . . .     14


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     15

  Item l.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--See Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                     June 30      December 31
                                                      2001            2000
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $ 18,101        $  8,037
  Marketable securities and other
    investments available for sale                    16,273          20,025
  Trade receivables (less allowances of
    $710 in 2001 and $686 in 2000)                     8,189           6,827
  Inventories                                         12,409          12,490
  Deferred income taxes                                1,343           1,300
  Prepaid expenses and other current assets            2,684           2,862
                                                    --------        --------
                             TOTAL CURRENT ASSETS     58,999          51,541


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation and
  amortization of $10,196 in 2001
  and $10,267 in 2000)                                 5,448           6,535


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,453 in 2001 and $1,346 in 2000)                   3,226           3,333


EQUITY INVESTMENTS                                     2,561               -


OTHER ASSETS                                          35,174          34,691
                                                    --------        --------

                                     TOTAL ASSETS   $105,408        $ 96,100
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                     June 30      December 31
                                                      2001            2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  7,601        $  5,820
  Accrued liabilities                                  8,489           6,990
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     16,090          12,810

LONG-TERM DEBT                                         1,635           2,201

DEFERRED CREDITS AND NONCURRENT LIABILITIES           27,214          26,005

MINORITY INTEREST                                        808             789

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,062,662 issued and
      2,977,672 outstanding in 2001 and 3,062,462
      issued and 3,012,352 outstanding in 2000            30              30
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 547,333 issued and
      outstanding in 2001 and 547,533 issued
      and outstanding in 2000                              5               5
  Additional paid in capital                          31,186          31,166
  Retained earnings                                   27,472          23,622
  Accumulated other comprehensive income (loss)        1,583            (157)
                                                    --------        --------
                                                      60,277          54,667
  Treasury stock at cost,
   84,990 shares in 2001
   50,110 shares in 2000                                (616)           (372)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     59,661          54,295
                                                    --------        --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $105,408        $ 96,100
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
($ in 000's except share amounts)


                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                                   2001         2000           2001         2000
Net sales                                        $ 14,467     $ 16,249       $ 29,887     $ 32,188
Cost of sales                                       9,597       10,504         20,120       21,227
                                                 --------     --------       --------     --------
                             GROSS PROFIT           4,870        5,745          9,767       10,961

Costs and expenses:
  Selling, general and
    administrative expenses                         4,685        4,135          8,572        8,270
  Interest expense                                     30           46             82           77
  Interest income                                    (472)        (587)        (1,056)      (1,136)
  Loss from equity investee                           178            -            178            -
  Other expense (income), net                      (5,004)          45         (4,953)        (288)
                                                 --------     --------       --------     --------

               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST           5,453        2,106          6,944        4,038

Provision for income taxes                          2,045          780          2,569        1,498
                                                 --------     --------       --------     --------

          INCOME BEFORE MINORITY INTEREST           3,408        1,326          4,375        2,540

Minority interest                                     (25)         (58)           (52)         (87)
                                                 --------     --------       --------     --------

                               NET INCOME        $  3,383     $  1,268       $  4,323     $  2,453
                                                 ========     ========       ========     ========

Preferred stock dividend requirements                 237          219            473          438
                                                 --------     --------       --------     --------

                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $  3,146     $  1,049       $  3,850     $  2,015
                                                 ========     ========       ========     ========

    BASIC AND DILUTIVE EARNINGS PER SHARE        $    .89     $    .28       $   1.09     $    .54
                                                 ========     ========       ========     ========

Weighted average number
  of shares outstanding                         3,526,705    3,720,566      3,537,962    3,730,811
                                                =========    =========      =========    =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                        Six Months Ended
                                                                            June 30
                                                                     2001             2000
OPERATING ACTIVITIES
  Net income                                                       $  4,323         $  2,453
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     604              551
      Stock based compensation                                           20               20
      Deferred income taxes                                           1,187            1,305
      Net loss (gain) on sales of securities                          2,970             (451)
      Net loss on disposal of fixed assets                              672               44
      Minority interest                                                  19               87
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,362)            (802)
          Inventories                                                    81           (2,375)
          Accounts payable                                            1,781            1,407
          Other current liabilities                                   1,499           (1,744)
          Other, net                                                 (1,064)            (200)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES            10,730              295

INVESTING ACTIVITIES
  Purchases of marketable securities                                      -           (6,873)
  Proceeds from sale of marketable securities                         3,613            2,106
  Purchase of investment in Smith Corona Corporation                 (2,739)               -
  Purchases of fixed assets                                            (257)            (987)
                                                                   --------         --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               617           (5,754)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       10,829           14,689
  Principal payments on long-term debt                              (11,395)         (12,875)
  Dividends paid                                                       (473)            (438)
  Purchase of treasury stock                                           (244)            (233)
                                                                   --------         --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (1,283)           1,143
                                                                   --------         --------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            10,064           (4,316)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,037            9,868
                                                                   --------         --------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 18,101         $  5,552
                                                                   ========         ========



See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2001



NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, all of which are of a normal recurring nature. Operating results for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities or firm commitments, through net income. Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income. The hedging relationship between the hedging instruments and hedged item must be highly effective in

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2001




NOTE A -- Basis of Presentation-Continued

achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a monthly basis. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. The Company had open currency exchange contracts of $500 and $1,300 at June 30, 2001 and December 31, 2000, respectively.

Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist which would require separate disclosure in the June 30, 2001 balance sheet. Additionaly, the effects of adopting the provisions of SFAS 133 did not have a material impact on the Company's financial position at June 30, 2001 or the results of its operations for the three or six month periods then ended.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Management does not expect the adoption of these standards to have a material effect on the Company's financial position, results of operations or cash flows. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually or if certain impairment indicators arise. Separably intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2001




NOTE A -- Basis of Presentation-Continued

1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Early adoption is not permitted for calendar year companies. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2001


NOTE B -- Inventories

The components of inventories consist of the following:

                                                 June 30         December 31
                                                   2001             2000

    Raw materials and supplies                   $ 6,426           $ 6,747
    Work in process                                1,358               609
    Finished goods                                 5,806             6,114
                                                 -------           -------
                                                  13,590            13,470
    Less inventory reserves                       (1,181)             (980)
                                                 -------           -------
                                                 $12,409           $12,490
                                                 =======           =======

NOTE C -- Comprehensive Income

Total comprehensive income consists of the following for the three and six months ended June 30:

                                                   Three Months Ended        Six Months Ended
                                                         June 30                  June 30
                                                   2001         2000         2001        2000
    Net Income                                   $ 3,383      $ 1,268      $ 4,323     $ 2,453
    Other Comprehensive Income (Loss):
      Unrealized holding (losses) gains on
        investments available for sale
        arising during the period                   (776)         158       (1,186)        502
      Less reclassification adjustment
        for realized losses (gains) on
        investments available for sale             2,970          (68)       2,970        (451)
      Unrealized currency translation
        adjustments arising during the period         (5)         (56)         (44)        (60)
      Pension adjustment                               -            -            -        (152)
                                                 -------       ------      -------     -------
    Total Other Comprehensive
      Income (Loss)                                2,189           34        1,740        (161)
                                                 -------       ------      -------     -------
    Total Comprehensive Income                   $ 5,572       $1,302      $ 6,063     $ 2,292
                                                 =======       ======      =======     =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 2001


NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:


                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated

Three months ended June 30, 2001

Net sales                                 $ 8,855      $ 5,612               -       $14,467
Income before income taxes and
  minority interest                        10,058          298         $(4,903)        5,453

Three months ended June 30, 2000

Net sales                                   9,036        7,213               -        16,249
Income before income taxes and
  minority interest                         1,007          701             398         2,106




Six months ended June 30, 2001

Net sales                                 $17,722      $12,165               -       $29,887
Income before income taxes and
  minority interest                        11,166          630         $(4,852)        6,944

Six months ended June 30, 2000

Net sales                                  18,194       13,994               -        32,188
Income before income taxes and
  minority interest                         1,991        1,052             995         4,038

The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations. The results of the Company's equity investment in Smith Corona Corporation are reflected in the corporate segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended June 30, 2001 and 2000

Sales declined in 2001 from 2000 for both the three and six month periods primarily because of decreases in sales at the Company's construction products business. The decrease in sales in the construction products business is primarily attributable to a softening of the construction products market.

The decrease in gross profit dollars in 2001 from 2000 in both the three and the six month periods is primarily the result of the decrease in the Company's sales. The decrease in gross profit percentage in 2001 from 2000 is primarily the result of the decrease in gross profit percentage at the construction products business.

The increase in selling, general and administrative expenses in 2001 from 2000 in both the three and six month periods is primarily the result of severance costs recognized during the second quarter for employees terminated during that quarter.

Other income for the three and six month periods in 2001 increased from the comparable periods in 2000 primarily as the result of the receipt of proceeds from the settlement of the patent litigation with Brother Industries, Inc. and Brother International Corporation ("Brother") and assignment of such patents to Brother by the Company's Kroy LLC subsidiary net of attorney's fees, the write off of certain inventory and equipment rendered obsolete by the settlement, and other costs and expenses incurred during the pendency of the litigation, offset by (i) realized losses on marketable securities; and (ii) the adjustment to realizable value of real estate and equipment assets the Company is selling.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had approximately $34,374,000 of cash, cash equivalents, marketable securities and other short-term investments and $1,635,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in market value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses and other capital investments.

The Company has a $3,000,000 working capital line of credit available for its construction products business. At June 30, 2001, borrowings under this line of credit were $1,635,000. The Company also has a $10,000,000 line of credit available which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at June 30, 2001. At June 30, 2001, letters of credit with outstanding balances aggregating approximately $1,090,000 had been issued primarily to purchase finished and raw material inventories from foreign vendors and secure other extensions of credit for the Company's printer supplies business and to permit Smith Corona to purchase finished inventories from its foreign vendors under the lending arrangement provided by the Company's financing subsidiary. At June 30, 2001, there were no borrowings by Smith Corona under its lending arrangement with the Company's financing subsidiary.

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

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist at June 30, 2001. The Company had open currency exchange contracts of $500,000 and $1,300,000 at June 30, 2001 and December 31, 2000, respectively.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and August 1, 2001, the Company purchased 84,990 shares at an average price of approximately $7.257 per share for a total of $616,757.

On October 26, 2000, the Company's stockholders approved a proposal to cash out holders with fewer than 100 shares of the Company's Common and Class B Stock by way of a 1 for 100 reverse split followed by a 100 for 1 forward split. The transaction was effective as of the close of business on November 10, 2000 and is being funded from the Company's existing funds. The Company estimates that approximately 140,000 shares of its outstanding Common and Class B Stock will be purchased as a result of the transaction for an aggregate purchase price of approximately $1,050,000.

Effective May 1, 2001, the Company's Kroy LLC subsidiary ("Kroy") settled its litigation with Brother International Corporation and Brother Industries, Ltd. ("Brother"). The settlement included an assignment of certain Kroy patents to Brother, a payment by Brother to Kroy, and the discontinuance by Kroy of certain Brother compatible products. The proceeds received by Kroy, net of attorney's fees, the write off of that inventory and equipment rendered obsolete by the settlement, and other costs and expenses incurred during the pendency of the litigation were approximately $9,000,000.

The Company anticipates entering into a loan agreement with Cuyahoga County, Ohio on August 23, 2001 pursuant to which the Company will borrow up to $3,500,000 to purchase equipment and make improvements and renovations to the Company's leased facilities. The borrowing will be funded by the County's sale of variable rate demand industrial development revenue bonds issued for this purpose. The bonds will mature August 1, 2013, but will be amortized over the term of the bonds.

The Company has commitments for capital expenditures of approximately $175,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2001 from bond proceeds.

Stockholders' equity of $59,661,000 at June 30, 2001 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at June 30, 2001, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at June 30, 2001.



Item 3.  Qualitative and Quantitative Disclosure
         About Market Risk.


There have been no material changes in market risk as disclosed in the Company's 2000 Annual Report on Form 10-K.

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


                                  PUBCO CORPORATION




                                   /s/   Robert H. Kanner
                                 ---------------------------
                                 Robert H. Kanner
                                 Chief Executive Officer




                                   /s/   Maria Szubski
                                 ---------------------------
                                 Maria Szubski
                                 Chief Financial Officer


















Dated:  August 14, 2001