Form 10-Q
period 2001-09-30
PUBCO CORP
filed 2001-11-14
CIK 80984

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended          September 30, 2001

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


Number of Common Shares Outstanding as of October 31, 2001:  3,523,921.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000 . . . .  .       3

           Consolidated Statements of Income
           for the Three and Nine Months Ended
           September 30, 2001 and 2000 . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           2001 and 2000. . . . . . . . . . . . . . . . . . . .      6

           Notes to Consolidated Financial Statements . . . . .      7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .     12


  Item 3.  Quantitative & Qualitative Disclosure
           about Market Risk. . . . . . . . . . . . . . . . . .     14


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     15

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--See Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                  September 30    December 31
                                                      2001            2000
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $ 21,586        $  8,037
  Marketable securities and other
    investments available for sale                    13,364          20,025
  Trade receivables (less allowances of
    $743 in 2001 and $686 in 2000)                     8,154           6,827
  Inventories                                         11,690          12,490
  Deferred income taxes                                1,343           1,300
  Prepaid expenses and other current assets            4,291           2,862
                                                    --------        --------
                             TOTAL CURRENT ASSETS     60,428          51,541


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation and
  amortization of $10,347 in 2001
  and $10,267 in 2000)                                 5,471           6,535


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $1,507 in 2001 and $1,346 in 2000)                   3,172           3,333


EQUITY INVESTMENTS                                     2,606               -


OTHER ASSETS                                          34,831          34,691
                                                    --------        --------

                                     TOTAL ASSETS   $106,508        $ 96,100
                                                    ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                  September 30    December 31
                                                      2001            2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $  6,564        $  5,820
  Accrued liabilities                                  8,035           6,990
                                                    --------        --------
                        TOTAL CURRENT LIABILITIES     14,599          12,810

LONG-TERM DEBT                                         4,849           2,201

DEFERRED CREDITS AND NONCURRENT LIABILITIES           26,773          26,005

MINORITY INTEREST                                        828             789

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued                -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)            1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,062,662 issued and
      2,977,572 outstanding in 2001 and 3,062,462
      issued and 3,012,352 outstanding in 2000            30              30
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 547,333 issued and
      outstanding in 2001 and 547,533 issued
      and outstanding in 2000                              5               5
  Additional paid in capital                          31,197          31,166
  Retained earnings                                   27,933          23,622
  Accumulated other comprehensive income (loss)          910            (157)
                                                    --------        --------
                                                      60,076          54,667
  Treasury stock at cost,
   85,090 shares in 2001
   50,110 shares in 2000                                (617)           (372)
                                                    --------        --------
                       TOTAL STOCKHOLDERS' EQUITY     59,459          54,295
                                                    --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $106,508        $ 96,100
                                                    ========        ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
($ in 000's except per share amounts)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30                September 30
                                                   2001         2000           2001         2000
Net sales                                        $ 13,549     $ 14,688       $ 43,436     $ 46,876
Cost of sales                                       8,946        9,472         29,066       30,699
                                                 --------     --------       --------     --------
                             GROSS PROFIT           4,603        5,216         14,370       16,177

Costs and expenses:
  Selling, general and
    administrative expenses                         3,983        4,035         12,555       12,305
  Interest expense                                     40           73            122          150
  Interest income                                    (356)        (618)        (1,412)      (1,754)
  (Gain) loss from equity investee                    (45)           -            133            -
  Other expense (income), net                          34           75         (4,919)        (213)
                                                 --------     --------       --------     --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST             947        1,651          7,891        5,689

Provision for income taxes                            229          575          2,798        2,073
                                                 --------     --------       --------     --------
          INCOME BEFORE MINORITY INTEREST             718        1,076          5,093        3,616

Minority interest                                     (21)         (33)           (73)        (120)
                                                 --------     --------       --------     --------
                               NET INCOME        $    697     $  1,043       $  5,020     $  3,496
                                                 ========     ========       ========     ========

Preferred stock dividend                              236          218            709          656
                                                 --------     --------       --------     --------

                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS        $    461     $    825       $  4,311     $  2,840
                                                 ========     ========       ========     ========

    BASIC AND DILUTIVE EARNINGS PER SHARE        $    .13     $    .22       $   1.22     $    .76
                                                 ========     ========       ========     ========

Weighted average number
  of shares outstanding                         3,524,989    3,711,509      3,533,590    3,724,330
                                                =========    =========      =========    =========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)

                                                                       Nine Months Ended
                                                                         September 30
                                                                     2001             2000
OPERATING ACTIVITIES
  Net income                                                       $  5,020         $  3,496
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     799              799
      Stock based compensation                                           31               30
      Deferred income taxes                                           1,328            1,828
      Net loss (gain) on sales of securities                          3,062             (451)
      Net loss on disposal of fixed assets                              668               44
      Minority interest                                                  39              120
      Changes in operating assets and liabilities:
          Trade receivables                                          (1,327)            (682)
          Inventories                                                   800           (2,266)
          Accounts payable                                              744            1,081
          Other current liabilities                                   1,045           (2,264)
          Other, net                                                   (161)            (263)
                                                                   --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES            12,048            1,472

INVESTING ACTIVITIES
  Purchases of marketable securities                                      -           (7,912)
  Proceeds from sale of marketable securities                         5,326            2,106
  Advances to Smith Corona Corporation                              (12,870)          (2,109)
  Repayments from Smith Corona Corporation                           10,507            1,535
  Purchase of investment in Smith Corona Corporation                 (2,739)               -
  Purchases of fixed assets                                            (417)          (1,249)
                                                                   --------         --------
                  NET CASH (USED IN) INVESTING ACTIVITIES              (193)          (7,629)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                       19,191           20,947
  Principal payments on long-term debt                              (16,543)         (18,979)
  Dividends paid                                                       (709)            (656)
  Purchase of treasury stock                                           (245)            (233)
                                                                   --------         --------
                NET CASH PROVIDED BY FINANCING ACTIVITIES             1,694            1,079
                                                                   --------         --------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            13,549           (5,078)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,037            9,868
                                                                   --------         --------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 21,586         $  4,790
                                                                   ========         ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 2001



NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, all of which are of a normal recurring nature. Operating results for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

September 30, 2001




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

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. The Company had open currency exchange contracts of $3,044 and $1,300 at September 30, 2001 and December 31, 2000, respectively.

Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist which would require separate disclosure in the September 30, 2001 balance sheet. Additionaly, the effects of adopting the provisions of SFAS 133 did not have a material impact on the Company's financial position at September 30, 2001 or the results of its operations for the three or nine month periods then ended.

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

September 30, 2001




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

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 2001


NOTE B -- Inventories

The components of inventories consist of the following:

                                               September 30      December 31
                                                   2001             2000

    Raw materials and supplies                   $ 6,073           $ 6,747
    Work in process                                1,124               609
    Finished goods                                 5,639             6,114
                                                 -------           -------
                                                  12,836            13,470
    Less inventory reserves                       (1,146)             (980)
                                                 -------           -------
                                                 $11,690           $12,490
                                                 =======           =======

NOTE C -- Comprehensive Income (Loss)

Total comprehensive income (loss) consists of the following for the three and nine months ended September 30:

                                                   Three Months Ended       Nine Months Ended
                                                      September 30             September 30
                                                   2001         2000         2001        2000
    Net Income                                   $   697      $ 1,043      $ 5,020     $ 3,496
    Other Comprehensive Income (Loss):
      Unrealized holding (losses) gains on
        investments available for sale
        arising during the period                   (789)        (369)      (1,975)        133
      Less reclassification adjustment
        for realized losses (gains) on
        investments available for sale                92            -        3,062        (451)
      Unrealized currency translation
        adjustments arising during the period         24          (11)         (20)        (71)
      Pension adjustment                               -            -            -        (152)
    Total Other Comprehensive                    -------       ------      -------     -------
      Income (Loss)                                 (673)        (380)       1,067        (541)
                                                 -------       ------      -------     -------
    Total Comprehensive Income                   $    24       $  663      $ 6,087     $ 2,955
                                                 =======       ======      =======     =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 2001


NOTE D -- Industry Segment Information

Summarized industry segment information is as follows:

                                          Printer     Construction
                                          Supplies    Products
                                          Business    Business        Corporate    Consolidated


Three months ended September 30, 2001
Net sales                                 $ 8,469      $ 5,080               -       $13,549
Income (loss) before income taxes and
  minority interest                         1,137          241         $  (431)          947

Three months ended September 30, 2000

Net sales                                   8,861        5,827               -        14,688
Income before income taxes and
  minority interest                         1,003          391             257         1,651




Nine months ended September 30, 2001

Net sales                                 $26,191      $17,245               -       $43,436
Income (loss) before income taxes and
  minority interest                        12,303          871         $(5,283)        7,891

Nine months ended September 30, 2000

Net sales                                  27,055       19,821               -        46,876
Income before income taxes and
  minority interest                         2,994        1,443           1,252         5,689


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

Sales declined in 2001 from 2000 for both the three and nine month periods primarily because of decreases in sales at the Company's construction products business. The decrease in sales in the construction products business is primarily attributable to a softening of the construction products market.

The decrease in gross profit dollars in 2001 from 2000 in both the three and the nine month periods is primarily the result of the decrease in the Company's sales. The decrease in gross profit percentage in 2001 from 2000 is primarily the result of the decrease in gross profit percentage at the construction products business.

The increase in selling, general and administrative expenses in 2001 from 2000 in the nine month period is primarily the result of severance costs recognized during the second quarter for employees terminated during that quarter.

Other income for the nine month period in 2001 increased from the comparable period in 2000 primarily as the result of the receipt of proceeds from the settlement of the patent litigation with Brother Industries, Inc. and Brother International Corporation ("Brother") and assignment of such patents to Brother by the Company's Kroy LLC subsidiary net of attorney's fees, the write off of certain inventory and equipment rendered obsolete by the settlement, and other costs and expenses incurred during the pendency of the litigation, offset by (i) realized losses on marketable securities; and (ii) the adjustment to fair value of real estate and equipment assets the Company is selling.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had approximately $34,950,000 of cash, cash equivalents, marketable securities and other short-term investments and $4,849,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in market value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses and other capital investments.

The Company has a $3,000,000 working capital line of credit available for its construction products business. At September 30, 2001, borrowings under this line of credit were $1,384,000. The Company also has a $10,000,000 line of credit available which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at September 30, 2001. At September 30, 2001, letters of credit with outstanding balances aggregating approximately $2,351,000 had been issued primarily to purchase finished and raw material inventories from foreign vendors and secure other extensions of credit for the Company's printer supplies business, to permit Smith Corona to purchase finished inventories from its foreign vendors under the lending arrangement provided by the Company's financing subsidiary, and to secure credit extensions made to or on behalf of the Company's subsidiaries. At September 30, 2001, borrowings by Smith Corona under its lending arrangement with the Company's financing subsidiary amounted to $1,937,000.

On August 23, 2001, the Company entered into a loan agreement with Cuyahoga County, Ohio pursuant to which the Company borrowed $3,500,000 to purchase equipment and make improvements and renovations to the Company's leased facilities. The borrowing was funded by the County's sale of variable rate demand industrial development revenue bonds issued for this purpose. The Company's obligations are backed by a $3,607,000 letter of credit issued by the Company's bank. The bonds will mature August 1, 2013, but will be amortized over the term of the bonds. At September 30, 2001, $3,465,000 of this borrowing was classified as long term.

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

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist at September 30, 2001. The Company had open currency exchange contracts of $3,044,000 and $1,300,000 at September 30, 2001 and December 31, 2000,
respectively.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and November 1, 2001, the Company purchased 86,074 shares at an average price of approximately $7.264 per share for a total of $625,283.

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

Stockholders' equity of $59,459,000 at September 30, 2001 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at September 30, 2001, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at September 30, 2001.



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


















Dated:  November 14, 2001