Form 10-K
period 2001-12-31
PUBCO CORP
filed 2002-04-01
CIK 80984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM l0-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934
For the fiscal year ended            December 31, 2001
                                        OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 2002, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the closing price of the Common Stock), was approximately $8,622,380.

As of March 1, 2002, 3,517,274 common shares (Common Stock and Class B Stock) were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None

           The exhibit index begins on page     of this Form l0-K.

                                 PART I


ITEM l.  BUSINESS

    The Company conducts two lines of business: the printer supplies business and the construction products business. See Note J of Notes to Consolidated Financial Statements for further information on industry segment reporting. Through December 31, 2001, the printer supplies business was conducted by the Company's wholly-owned subsidiaries under the "Buckeye", "Aspen" and "Kroy" tradenames. In March, 2001, the Company acquired a 49% equity interest in Smith Corona Corporation which was recorded as an equity investment through December 31, 2001.
Effective January 1, 2002, the Company transferred its Buckeye, Aspen and Kroy operations to Smith Corona in exchange for additional shares of Smith Corona's capital stock. As a result of the transaction, the Company now owns approximately 94% of Smith Corona's capital stock, the printer supplies business will be conducted by Smith Corona, and Smith Corona's operations will be consolidated with those of the Company. The construction products business is conducted by an 85% owned subsidiary of the Company under the "Allied" tradename.

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

    Pubco was established in 1958 and is a Delaware corporation. As of March 1, 2002, the Company employed approximately 260 people.

Printer Supplies Business

    The Company manufactures and sells thermal label printers, thermal transfer ribbons, thermal labels, computer ribbons and cartridge ribbons and, since January 1, 2002, typewriters and typerwriter supplies.

    On March 30, 2001, the Company completed its acquisition of approximately 49% of the newly issued capital stock of Smith Corona Corporation, funding Smith Corona's Chapter 11 Plan of Reorganization. The remaining stock was issued to creditors of Smith Corona. Effective January 1, 2002, the Company transferred its printer supplies businesses to Smith Corona for additional shares of Smith Corona's capital stock.
As a result of the transaction, the Company now owns approximately 94% of Smith Corona.

    Between March 30, 2001 and December 31, 2001, the Company reflected only its equity investment in Smith Corona on the Company's balance sheet and its proportional share of the gains or losses of Smith Corona in the Company's income statement. On January 1, 2002, the Company's ownership in Smith Corona increased to approximately 94% and, since January 1, 2002, Smith Corona's operations are consolidated with those of the Company.

    The Company purchases supplies and component parts from various suppliers, some of whom produce component parts on molds owned by the Company. Printers are manufactured by subcontractors who, in some cases, produce printers from tools and dies owned by the Company. Typewriters are manufactured by a subcontractor. Typewriter supplies are manufactured by subcontractors from tools and dies owned by the Company. The Company also resells related products manufactured by others.

    The Company markets its thermal labels, thermal ribbons and computer printer and data processing supplies products through (i) an in-house telemarketing organization, catalogs, and a Company owned web-site, primarily to end-users in the United States; (ii) dealers; and (iii) original equipment manufacturers. Label printers and supplies are principally marketed throughout North America and Western Europe through catalogs and other direct marketing, distributors and wholesalers, original equipment manufacturers who sell products under their own tradenames, office machine and office product dealers, specialty retailers and catalog houses. The Company's thermal labels, thermal ribbons and computer printer and data processing supplies are sold to approximately 10,000 accounts.

    Typewriters and typewriter supplies are sold primarilly through major retailers and catalog companies in the United States and directly to end-users who order by telephone, mail or on the Smith Corona web-site. Approximately 75% of the dollar volume of typewriter and typewriter supplies are sold primarily through 7 major accounts. Smith Corona's sales will be included in the Company's consolidated sales effective January 1, 2002.

    Principal raw materials used by the Company include thermal transfer ribbon, thermal transfer paper, direct thermal paper, polyester and vinyl pressure sensitive adhesive tapes, nylon impression fabric, injected molded plastic cartridge components, adhesive, silicone, and heat shrinkable tubing, all of which materials are available from a variety of suppliers.

    The Company's label printers and certain label and typewriter supplies are covered by a variety of US and European patents which protect the propriety of some of the Company's label and typewriter products. The "Kroy" and "Smith Corona" trademarks are registered in the United States and in over 40 countries.

    There are numerous manufacturers of labels and label printers, some of whom have significantly greater resources than the Company. The market for typewriters is continually shrinking although typewriters continue to be manufactured by other manufacturers, some of which have significantly greater resources than the Company.

Construction Products Business

    The Company designs, manufactures, assembles and distributes products for the construction, utility and mining industries. These operations are located in the Company's Cleveland, Ohio facility. Construction products are divided into (i) products which are mounted on excavators, industrial tractors, loaders and other equipment, including (A) hydraulic hammers used for breaking rock, concrete and similar materials, (B) hydraulic mounted compactors used for soil compaction and pile and sheeting driving applications, (C) grapples used for material handling and demolition, (D) asphalt cutters, and (E) hydraulic pedestal boom systems used for breaking oversize material at rock crushing operations and for waste handling operations; and (ii) underground products, including (A) pneumatic piercing tools used to make horizontal holes for placement or repair of underground utility lines, and (B) aluminum trench supports used to support the walls of open construction trenches.

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

    Firm order backlog totalled approximately $3,767,000 as of March 1, 2002 compared to approximately $3,690,000 at March 1, 2001.

    Construction products are marketed principally through distributors. There are approximately 15 - 20 other foreign and domestic manufacturers in the mounted product market and approximately 10 other foreign and domestic manufacturers in the underground product market. None of the Company's competitors is believed to hold a dominant position although some have greater financial resources than the Company.

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

ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                       Owned or   Square
      Location         Leased     Footage                Use

Cleveland, OH          Leased     312,000   Printer supply operations;
                                            construction products oper-
                                            ations; executive/adminis-
                                            trative facilities; portion
                                            subleased to third party

Scottsdale, AZ         Leased      10,100   Kroy's sign Division; leased
                                            through December, 2004 with
                                             early cancellation rights.


Reading, England       Leased      11,300   Kroy's European operations;
                                            leased through September, 2006

Havana, IL             Owned       25,000   Retail; leased to a 3rd
                                            party through February 2004

ITEM 3.  LEGAL PROCEEDINGS

    The Company resolved its patent infringement claims against Brother Industries, Inc. in May 2001 when its Kroy subsidiary sold certain patents to Brother, but retained the right to use such patents for its own product line. The Company realized a gain of approximately $9,000,000 in the second quarter of 2001. Smith Corona resolved its patent infringement claims against Nu-kote International, Inc. in March, 2002 when Nu-kote acknowledged the validity and enforceability of Smith Corona's patent and entered into a license agreement under which it will pay a royalty for continued use of Smith Corona's patent. The Company is not currently a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 29, 2001, at the Company's Annual Meeting of Stockholders, the Company's Stockholders approved a proposal to re-elect Glenn E. Corlett, William A. Dillingham, Jack Howard, Harold L. Inlow, Stephen R. Kalette and Robert H. Kanner for an additional one year term to the Company's six member Board of Directors. Each director nominee received 7,341,380 votes for his election. No votes were cast against the election of any director and there were no abstentions. Also at the Annual Meeting, the Company's Stockholders approved a proposal to amend the Company's Certificate of Incorporation to limit record ownership of the Company's Common Stock and Class B Stock to persons owning at least 100 shares of Common Stock or Class B Stock. The proposal received the favorable vote of all 7,341,380 votes cast at the Meeting. No votes were cast against the proposal and there were no abstentions. The transaction was effective as of December 3, 2001.

                                PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

    Pubco's Common Stock is traded over-the-counter and quoted on NASDAQ's SmallCap Market under the symbol "PUBO". The following table presents the high and low sales prices of Pubco's Common Stock as reported by NASDAQ.


2000                                            High             Low
    First Quarter                             $ 9.00          $ 7.50
    Second Quarter                              8.25            7.125
    Third Quarter                               8.25            7.375
    Fourth Quarter                              8.00            6.50

2001                                            High             Low
    First Quarter                             $ 7.254         $ 6.50
    Second Quarter                              7.50            6.875
    Third Quarter                               8.38            7.11
    Fourth Quarter                             10.10            7.90


    Transferability of Class B Stock is restricted to certain family members and others who are "Permitted Transferees" (as defined) and accordingly there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis at the option of the holder. New transfers of shares of Common Stock and Class B Stock into record ownership have been restricted since December, 2001, to those who would own at least 100 shares following the transfer.

(b) Holders.

    There were approximately 340 holders of record of the Common Stock and approximately 20 of the Class B Stock, as of March 1, 2002.

(c) Dividends.

    Pubco has never paid cash dividends on its Common Stock and Class B Stock and does not anticipate paying dividends on its Common Stock or Class B Stock in the foreseeable future. In addition, no dividends may be paid on the Common Stock or Class B Stock while there is any unpaid dividend on the Preferred Stock. No preferred stock dividends are in arrears at December 31, 2001. Subject to the foregoing, the payment of dividends will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

(All numbers shown in 000's except share data and ratios)

Selected Statement of Operations Data

                                                    Years Ended December 31
                                     2001        2000         1999        1998        1997
Net Sales                          $ 55,023    $ 59,344    $ 67,353    $ 68,660     $ 53,902
Income from continuing
 operations before income
 taxes and minority interest          4,088       5,218       4,491       6,778        6,437
Net Income (A)                        1,936       3,322       9,269       7,338       10,224
Net Income Applicable
 to Common Stockholders (B)             991       2,447       8,446       6,463        9,367
Basic and Dilutive Earnings
 Per Common Share (A)(B)           $    .28    $    .66    $   2.25    $   1.72     $   2.50
Weighted Average
 Number of Shares                 3,530,913   3,700,889   3,752,066   3,752,473    3,752,473

Selected Balance Sheet Data

                                                          December 31
                                     2001        2000        1999         1998         1997
Working Capital Ratio              4.4 to 1    4.0 to 1    3.7 to 1    3.3 to 1     2.6 to 1
Total Assets                       $102,831    $ 96,100    $ 94,430    $ 85,359     $ 85,946
Long-term Debt                        5,452       2,201         771       1,689            -
Stockholders' Equity                 56,569      54,295      53,894      45,179       42,049
Common Stockholders'
 Equity (C)                          49,569      47,295      46,894      38,179       35,049
 Per Common Share (C)            $    14.08   $   13.29    $  12.53     $ 10.17     $   9.34
Shares Outstanding
 at Year End                      3,520,264   3,559,885   3,742,309   3,752,473    3,752,473

(A) Net Income in 1999, 1998 and 1997 includes the benefit of reducing the valuation allowance against the Company's deferred tax asset by $7,100, $2,700 and $5,065 respectively.

(B) Net of Preferred Stock dividend requirements.

(C) Common Stockholders' Equity and Common Stockholders' Equity Per Common Share are computed net of the face value of Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Comparison of 2001 and 2000

Net sales declined in 2001 from 2000 primarily because of decreases in net sales at the Company's construction products business. The decrease in net sales in the construction products business is primarily attributable to a softening of the construction products market due to its cyclical nature.

The decrease in gross profit dollars in 2001 from 2000 is primarily the result of the decrease in the Company's sales. The decrease in gross profit percentage in 2001 from 2000 is primarily the result of the decrease in gross profit percentage in the construction products business as well as a decrease in gross profit percentage on the Company's proprietary label machine business.

The increase in selling, general and administrative expenses in 2001 from 2000 is primarily the result of severance costs recognized during the second quarter for employees terminated during that quarter. In addition, the Company incurred professional fees associated with (i) the closing of the Company's industrial development bond financing, (ii) the increase in the Company's ownership in Smith Corona after year-end, and
(iii) certain litigation initiated by the Company.

The Company made a commitment in August 2000 to buy a 49% interest in Smith Corona Corporation to fund its Chapter 11 plan of reorganization. The transaction was not consummated until Smith Corona's plan of reorganization was confirmed by the bankruptcy court in March 2001. Subsequently, Smith Corona's operations significantly deteriorated. Two independent valuations of Smith Corona in the fourth quarter of 2001 resulted in a write down of goodwill at Smith Corona. The Company's share of that write down was $1,621,000 which is included in the equity loss of investee.

Interest income decreased in 2001 from 2000 as the result of the disposition of debt securities held for investment that provided interest income as well as the decrease in interest rates.

Other income for 2001 increased from 2000 primarily as the result of the realization of approximately $9,000,000 of gain from the settlement of the patent litigation with Brother Industries, Inc. and Brother International Corporation ("Brother") and sale of such patents to Brother by the Company's Kroy LLC subsidiary, but retaining the right to continue to utilize such patent in its own product line and cross licensing certain other patents, net of attorney's fees, the write off of certain inventory and equipment rendered obsolete by the settlement, and other costs and expenses incurred during the pendency of the litigation. Such amount was further offset by approximately $3,800,000 of realized losses on the sale of marketable securities, real estate and equipment assets.

Comparison of 2000 and 1999

Net sales declined in 2000 from 1999 because of decreases in sales at both the Company's construction products business and its printer supplies business. The decrease in net sales in the construction products business is primarily attributable to a softening of the construction products market. The decrease in net sales in the printer supplies business is primarily the result of (i) the change in the Company's focus to sales of higher margin, lower-priced, printer supply products which the Company manufactures rather than on resales of lower margin, higher-priced, branded printer supplies which the Company purchases from third parties and (ii) the continuing decrease in net sales of supplies for impact printers.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had $32,957,000 of cash, cash equivalents, marketable securities and other short-term investments and $5,452,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company expects to continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses.

The Company has a $3,000,000 working capital line of credit for its construction products business. At December 31, 2001, borrowings under this line of credit were $1,987,000. The Company also has a $10,000,000 line of credit which it primarily uses for the issuance of letters of credit, but which can be used for other purposes, including working capital advances and acquisitions. At December 31, 2001, there were no borrowings outstanding under this line, however, letters of credit aggregating approximately $2,628,000 were outstanding. The Company is continually reviewing business acquisition opportunities.

On August 23, 2001, the Company entered into a loan agreement with Cuyahoga County, Ohio pursuant to which the Company borrowed $3,500,000 to purchase equipment and make improvements and renovations to the Company's leased facilities. The borrowing was funded by the County's sale of variable rate demand industrial development revenue bonds issued for this purpose. The Company's obligations are backed by a $3,607,000 letter of credit issued by the Company's bank. The bonds will mature August 1, 2013, but will be amortized over the term of the bonds. At December 31, 2001, $3,465,000 of this borrowing has been classified as long term.

On March 30, 2001, the Company completed its previously announced investment in Smith Corona Corporation, a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. The Company's approximately $2,700,000 investment funded Smith Corona's plan of reorganization. The Company received 49% of the newly issued stock of reorganized Smith Corona and existing creditors of Smith Corona received the other 51%. Between March 30, 2001 and December 31, 2001, the Company reflected only its equity investment in Smith Corona on its balance sheet and its share of the gains or losses of its investment in Smith Corona in its income statement. In January, 2002, the Company's ownership in Smith Corona increased to approximately 94% when the Company transferred its Kroy and Buckeye operations to Smith Corona for additional shares of Smith Corona Common Stock. Since January 1, 2002, Smith Corona's operations are consolidated with those of the Company.

The Company has commitments for capital expenditures of approximately $1,500,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2002 primarily from existing resources.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. On October 31, 1995, the Company purchased 2,000 shares at $6.00 per share for a total of $12,000. Between October 28, 1999 and March 1, 2002, the Company purchased an additional 90,721 shares at an average price of approximately $7.38 per share for a total of $670,000.

Stockholders' equity of $56,569,000 at December 31, 2001 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 2001, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity.

There were no unpaid cumulative preferred stock dividends outstanding at December 31, 2001.


CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC guidance. See the "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" for a comprehensive discussion of the Company's significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates, including choices between acceptable methods. Following is a discussion of the Company's most critical accounting policies, including those policies which may have a significant effect upon adoption:

Derivatives and Hedging

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result of the adoption of SFAS No. 133, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS No. 133, changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income.

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. The Company had open currency exchange contracts of $2,400 and $1,300 at December 31, 2001 and December 31, 2000, respectively. The Company's exchange contracts generally expire within one year.

Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist which would require separate disclosure in the December 31, 2001 balance sheet. Additionaly, the effects of adopting the provisions of SFAS 133 did not have a material impact on the Company's financial position at December 31, 2001 or the results of its operations for the year then ended.

Business Combinations and Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001 and had no effect on the Company's financial position, results of operations or cash flows.

Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually or if certain impairment indicators arise. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 on January 1, 2002. Early adoption is not permitted for calendar year companies. At December 31, 2001, the Company had approximately $2,713,000 of unamortized goodwill which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill amounted to $214,000, $214,000 and $233,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and will be zero in 2002.

The Company is currently assessing the impact of SFAS No. 142 and has not yet determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses which would be required to be recognized as the effect of a change in accounting principle.

Asset Impairment

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supercede the provisions of Account Principles Board Opinion No. (APB) 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," and will require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective as of January 1, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Startup Activities

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- "Reporting on the Costs Of Start-Up Activities (the "SOP")." Prior to 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1999. The effect of the adoption of the SOP was to decrease income from operations in 1999 by $224,000 net of income taxes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Derivative Financial Instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Risk. The Company is exposed to market risk from changes in interest rates on its borrowings and investing activities. The Company has investments in various domestic and foreign debt securities which mature between 2001 and 2009. These investments had a market value of approximately $2,900,000 at December 31, 2001. Substantially all of these investments are denominated in US dollars at fixed rates of interest. Increases and decreases in prevailing interest rates generally translate to decreases and increases in market value of those debt instruments. Based upon recent interest rate fluctuations, the Company does not expect that near term changes in interest rates will materially affect the Company's consolidated financial position, results of operations or cash flows. In addition, these instruments may be affected by the credit-worthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instruments, and other general market conditions. Interest rates on lines of credit are variable, based upon prime or LIBOR rates. Outstanding borrowings at December 31, 2001 were $1,987,000.

Foreign Currency Risks. The Company is exposed to foreign currency exchange rate risk. The Company's European operations expose it to translation risk when the local currency financial statements are translated to US Dollars and certain of those funds are repatriated to the United States. These currency exchange rate fluctuations may affect comparability of revenues and expenses from year to year. The European operations are not significant to the Company's consolidated operations and, therefore, do not result in any significant exposure to the Company from foreign currency exchange rate fluctuations. In the normal course of business, the Company's US operations make purchases that are denominated in foreign currency. One of the Company's US based operations enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in foreign currency. At year-end, contracts with notional amounts totalling $2,400,000 were outstanding. The fair value of the Company's foreign exchange contracts is immaterial at December 31, 2001.

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

                            DECEMBER 31, 2001

                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Pubco Corporation


We have audited the accompanying consolidated balance sheets of Pubco Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pubco Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP



Cleveland, Ohio
March 28, 2002

CONSOLIDATED BALANCE SHEETS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)





                                                               December 3l
                                                            2001         2000

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $ 18,833     $  8,037
  Marketable securities and other
    investments available for sale                          14,124       20,025
  Trade receivables (less allowances of
    $1,009 in 2001 and $686 in 2000)                         6,432        6,827
  Inventories                                               10,549       12,490
  Refundable and deferred income taxes                       1,265        1,300
  Advances to Smith Corona                                   2,645            -
  Prepaid expenses and other current assets                  1,728        2,862
                                                          --------     --------
                             TOTAL CURRENT ASSETS           55,576       51,541



PROPERTY AND EQUIPMENT, NET                                  5,915        6,535



INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $1,325 in 2001 and $1,346 in 2000)                         2,713        3,333

EQUITY INVESTMENTS                                           1,054            0


OTHER NONCURRENT ASSETS                                     37,573       34,691
                                                          --------     --------
                                     TOTAL ASSETS         $102,831     $ 96,100
                                                          ========     =========







See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)
                                                               December 3l
                                                            2001         2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $  5,846     $  5,820
  Accrued liabilities                                        6,716        6,990
                                                          --------     --------
                             TOTAL CURRENT LIABILITIES      12,562       12,810

LONG TERM DEBT                                               5,452        2,201

DEFERRED CREDITS AND NONCURRENT LIABILITIES                 27,477       26,005

MINORITY INTERESTS                                             771          789

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Preferred Stock-par value $.01; 2,000,000
      shares authorized, 70,000 shares issued
      and outstanding in 2001 and 2000 ($7,000
      aggregate liquidation preference)                          1            1
    Convertible preferred stock-par value $1;
      20,000 shares authorized, none issued
      or outstanding                                             -            -
  Common Stock:
    Common Stock-par value $.01; 5,000,000
      shares authorized; 3,062,662 issued
      and 2,972,931 outstanding in 2001
      and 3,062,462 issued and 3,012,352
      outstanding in 2000                                       30           30
    Class B Stock-par value $.01; 2,000,000
      shares authorized; 547,333 issued and
      outstanding in 2001 and 547,533 issued
      and outstanding in 2000                                    5            5
  Additional paid in capital                                31,207       31,166
  Retained earnings                                         24,613       23,622
  Accumulated other comprehensive income (loss)              1,368         (157)
                                                          --------     --------
                                                            57,224       54,667
  Treasury stock at cost, 89,731 shares
    in 2001 and 50,110 shares in 2000                         (655)        (372)
                                                          --------     --------
                            TOTAL STOCKHOLDERS' EQUITY      56,569       54,295
                                                          --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $102,831     $ 96,100
                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                               Year Ended December 3l
                                                             2001        2000        1999
Net sales                                                 $ 55,023    $ 59,344    $ 67,353
Cost of sales                                               38,252      39,282      45,588
                                                         ---------    --------    --------
                                        GROSS PROFIT        16,771      20,062      21,765

Selling, general and administrative expenses                17,616      16,777      19,518
Interest expense                                               176         207          95
Interest income                                             (1,831)     (2,610)     (2,213)
Loss from equity investee                                    1,685           -           -
Other (income) expense, net                                 (4,963)        470        (126)
                                                         ---------    --------    --------
                                                            12,683      14,844      17,274

    INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         4,088       5,218       4,491

Provision (benefit) for income taxes                         2,137       1,818      (4,928)
                                                         ---------    --------    --------

                     INCOME BEFORE MINORITY INTEREST         1,951       3,400       9,419

Minority interest                                              (15)        (78)       (150)
                                                         ---------    --------    --------

                                          NET INCOME         1,936       3,322       9,269

Preferred stock dividend requirements                          945         875         823
                                                         ---------   ---------   ---------
         NET INCOME AVAILABLE TO COMMON STOCKHOLDERS      $    991    $  2,447    $  8,446
                                                         =========   =========   =========

                BASIC AND DILUTIVE EARNING PER SHARE      $    .28    $    .66    $   2.25
                                                         =========   =========   =========

Weighted average number of shares outstanding            3,530,913   3,700,889   3,752,066
                                                         =========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

Three Years Ended December 3l, 2001
                                                                      Accumu-
                                                                      lated
                          Pre-                                        Other
                          ferred  Common  Class B  Addi-              Compre-
                          Stock   Stock   Stock    tional             hensive
                          Par     Par     Par      Paid In  Retained  Income   Treasury
                          Value   Value   Value    Capital  Earnings  (Loss)   Stock     Total
Balance at January 1,
1999                          $ 1   $ 32    $  6   $32,180  $ 12,729   $  243   $  (12)  $45,179

  Net income for 1999                                          9,269                       9,269

  Other comprehensive
    income                                                                308                308
  Total comprehensive                                                                    -------
    income                                                                                 9,577

  Preferred Stock
    dividends paid at
    $11.75 per share                                            (823)                       (823)

Stock based compensation                                41                                    41

Purchase of Treasury Stock                                                        (80)       (80)

                              ---   ---     ---    -------  --------   -------  -----    -------
Balance at December 31,
  1999                        $ 1   $32     $ 6    $32,221  $ 21,175   $   551  $ (92)   $53,894

  Net income for 2000                                          3,322                       3,322

  Other comprehensive
    loss                                                                  (708)             (708)
  Total comprehensive                                                                    -------
    income                                                                                 2,614

  Preferred Stock
    dividends paid at
    $12.50 per share                                            (875)                       (875)

Stock based compensation                                41                                    41

Stock repurchase                     (1)     (1)    (1,096)                               (1,098)

Purchase of Treasury Stock           (1)                                         (280)      (281)

                              ---   ---     ---    -------  --------   -------  ------   -------
Balance at December 31,
  2000                        $ 1   $30     $ 5    $31,166  $ 23,622   $  (157) $ (372)  $54,295

  Net income for 2001                                          1,936                       1,936

  Other comprehensive
    income                                                              1,525              1,525
  Total comprehensive                                                                    -------
    income                                                                                 3,461

  Preferred Stock
    dividends paid at
    $13.50 per share                                           (945)                        (945)

Stock based compensation                                41                                    41

Purchase of Treasury Stock                                                        (283)     (283)

                              ---   ---     ---    -------  -------   -------  -------   -------
Balance at December 31,
  2001                        $ 1   $30     $ 5    $31,207  $24,613   $ 1,368  $   655   $56,569
                              ===   ===     ===    =======  =======   =======  =======   =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                                      Year Ended December 3l
                                                                  2001        2000          1999
OPERATING ACTIVITIES
  Net income                                                  $  1,936      $   3,322     $  9,269
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              1,250          1,181        1,015
      Loss from equity investee                                  1,685              -            -
      Stock based compensation                                      41             41           41
      Deferred income taxes                                        706            890       (5,210)
      Net loss (gain) on sales of securities                     2,957            342           (7)
      Net loss (gain) on disposal of fixed assets                  593            (16)          12
      Minority interest                                            (18)            78           27
      Changes in operating assets and liabilities:
          Trade receivables                                        395          1,063           82
          Inventories                                            1,941         (1,228)         363
          Accounts payable                                          26           (157)        (141)
          Other current liabilities                               (309)          (525)        (977)
          Other, net                                               688           (946)        (663)
                                                              --------      ---------     --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES         11,891          4,045        3,811

INVESTING ACTIVITIES
  Purchases of marketable securities                              (103)        (8,166)      (1,813)
  Proceeds from sales of marketable securities                   5,474          4,505        1,277
  Advances to Smith Corona                                     (15,758)             -            -
  Repayments from Smith Corona                                  12,686              -            -
  Purchase of Smith Corona Common Stock                         (2,739)             -            -
  Purchases of fixed assets                                     (1,488)        (1,515)      (1,482)
  Restricted cash received from 2001 bond issuance              (1,704)             -            -
  Proceeds from the sale of fixed assets                           479            124           80
                                                              --------      ---------     --------
             NET CASH (USED IN) INVESTING ACTIVITIES            (3,153)        (5,052)      (1,938)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                  20,178         25,757       23,785
  Proceeds from industrial development bond                      3,500              -            -
  Principal payments on long-term debt                         (20,392)       (24,327)     (24,703)
  Dividends paid on preferred stock                               (945)          (875)        (823)
  Stock repurchase                                                   -         (1,098)           -
  Purchase of treasury stock                                      (283)          (280)         (80)
                                                              --------      ---------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,058           (824)      (1,821)
                                                              --------      ---------     --------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         10,796         (1,831)          52

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          8,037          9,868        9,816
                                                              --------      ---------     --------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 18,833      $   8,037     $  9,868
                                                              ========      =========     ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, 2001
($ in 000's except share amounts)



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

The Company's 49% ownership of the Common Stock of Smith Corona Corporation was accounted for under the equity method of accounting.

Cash and Cash Equivalents: Cash equivalents consist of all highly liquid investments generally with a maturity of three months or less at the time of purchase. Cash equivalents are carried at cost, which approximates fair value.

Marketable Securities and Other Investments: Marketable securities and other investments are classified as available for sale and, accordingly, are stated at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in "other (income) expense, net" in the consolidated statements of income. The cost of securities sold is based on the specific identification method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PUBCO CORPORATION AND SUBSIDIARIES

December 3l, 2001
($ in 000's except share amounts)



NOTE A--SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. The Company had open currency exchange contracts of $2,400 and $1,300 at December 31, 2001 and December 31, 2000, respectively. The Company's exchange contracts generally expire within one year.

Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist which would require separate disclosure in the December 31, 2001 balance sheet. Additionaly, the effects of adopting the provisions of SFAS 133 did not have a material impact on the Company's financial position at December 31, 2001 or the results of its operations for the year then ended.

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and marketable securities, other investments and long term debt. Long term debt bears interest at market rates that adjust frequently. The carrying amount of long term debt approximates fair value.

Long-lived Assets: Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is principally computed by the straight-line method over the following estimated useful lives: buildings, 10 to 30 years; machinery, equipment and fixtures, 5 to 10 years; and leasehold improvements, 5 to 10 years.

Intangible assets arising from business combinations ("goodwill") represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, generally over 10 to 20 years. The carrying amount of goodwill is reviewed whenever facts and circumstances indicate the value may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity, the carrying amount of the goodwill is reduced to its fair value.

During July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

combinations that were initiated prior to July 1, 2001. SFAS No. 141 also clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amorization of goodwill and indefinite-lived intangible assets. This Statement also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. This Statement is required to be adopted on January 1, 2002. As of December 31, 2001, the Company had net unamortized goodwill of $2,713,000. Goodwill amortization in 2001 and 2002 was $214,000 and $214,000, and will be zero in 2002. The Company's goodwill amortization is not deductible for tax purposes. The Company has not yet determined the effects SFAS No. 142 will have on its financial position or results of operations.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset.

Revenue Recognition: Revenue is recognized generally upon shipment of products and the transfer of title to customers.

Research and Development Costs: The Company performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $432, $641 and $1,322 for the years ended December 31, 2001, 2000 and 1999, respectively.

Other (Income) Expense, Net: Other income for 2001, included the realization of gain of approximately $9,000,000 from the settlement of patent litigation intitiated by the Company's Kroy LLC subsidiary against Brother Industries, Inc. and Brother International Corporation and the sale of such patents to Brother by Kroy, net of attorney's fees, the write off of certain inventory and equipment rendered obsolete by the settlement, and other costs and expenses incurred during the pendency of the litigation. Such amount was offset by approximately $3,800,000 of realized losses on the sale of marketable securities, real estate and equipment assets.

Earnings Per Common Share Amounts: Earnings per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding. The Company had no dilutive securities outstanding for any periods presented. Accordingly, basic and diluted earnings per share are the same.

Stock Options: The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

New Accounting Policies:

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supercede SFAS 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supercede the provisions of APB 30, "Reporting Results of Operations-Reporting the Effects of a Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segement of a business and will require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required by APB 30. In addition more dispositions will qualify for discontinued operations treatment in the income statement. SFAS 144 is effective as of January 1, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

PUBCO CORPORATION AND SUBSIDIARIES



NOTE B--OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of the following:

                                                       Year Ended December 31
                                                   2001         2000         1999
    Other Comprehensive (Loss) Income:
      Unrealized holding (losses) gains
        on investments available for sale
        arising during the period, net of tax    $  (334)     $  (708)     $   363
      Less reclassification adjustment
        for losses (gains) on investments
        available for sale                         1,863          215           (4)
      Pension adjustment                               -         (152)           -
      Unrealized currency translation
        adjustments arising during the period         (4)         (63)         (51)
                                                 -------      -------      -------
      Total Other Comprehensive Income (Loss)    $ 1,525      $  (708)     $   308
                                                 =======      =======      =======

    Accumulated Other Comprehensive Income (Loss):
      Unrealized holding gains on investments
        available for sale, net of tax           $ 1,658      $   129      $   622
      Pension adjustment                            (152)        (152)           -
      Cumulative translation adjustment             (138)        (134)         (71)
                                                 -------      -------      -------
      Total accumulated other comprehensive
        income (loss)                            $ 1,368      $  (157)     $   551
                                                 =======      =======      =======

PUBCO CORPORATION AND SUBSIDIARIES



NOTE C--MARKETABLE SECURITIES

The following is a summary of available for sale securities:

                                                        Gross        Gross      Estimated
                                                      Unrealized   Unrealized     Fair
                                            Cost         Gains      (Losses)      Value
    December 31, 2001
    US Corporate Equity Securities       $  9,048      $  2,201      $    (13)   $ 11,236
    US Corporate Debt Securities            1,979           316          (225)      2,070
    Foreign Government Debt Securities        465           353             -         818
                                         --------      --------      --------    --------
                                         $ 11,492      $  2,870      $   (238)   $ 14,124
                                         ========      ========      ========    ========
    December 31, 2000
    US Corporate Equity Securities       $ 11,690      $  1,906      $   (767)   $ 12,829
    US Corporate Debt Securities            3,952           176        (1,484)      2,644
    Foreign Government Debt Securities        550           454             -       1,004
    Foreign Corporate Debt Securities       3,628             -           (80)      3,548
                                         --------      --------      --------    --------
                                         $ 19,820      $  2,536      $ (2,331)   $ 20,025
                                         ========      ========      ========    ========

The gross realized gains on sales of securities available for sale totaled $160, $549 and $177 for 2001, 2000 and 1999, respectively. The gross realized losses totaled $3,117, $891 and $170 in 2001, 2000 and 1999, respectively.

The cost and estimated fair value of debt securities at December 31, 2001, by estimated maturity dates, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                               Estimated
                                                   Cost        Fair Value

    Due after one year through five years        $    200       $    100
    Due after five years                            2,244          2,788
                                                 --------       --------
                                                 $  2,444       $  2,888
                                                 ========       ========

PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--STOCKHOLDERS' EQUITY

On October 26, 2000, the Company's Stockholders approved a proposal to cashout registered stockholders holding fewer than 100 shares of the Company's stock by way of an amendment to the Company's Certificate of Incorporation to effect a 1 for 100 reverse stock split followed by a 100 for 1 forward stock split of the Company's Common and Class B Stock. The transaction was effective as of November 10, 2000 and the Company is in the process of sending cash to affected stockholders as they surrender their respective stock certificates. Approximately 144,500 shares of its Common Stock and Class B Stock formerly held by approximately 8,100 stockholders have been converted into the right to receive cash as a result of the transaction. On November 29, 2001, the Company's Stockholders approved a proposal to limit record ownership of the Company's Common Stock and Class B Stock to holders owning at least 100 shares.

The Company's Common Stock has one vote per share and Class B Stock has ten votes per share. Transferability of Class B Stock is restricted and, accordingly, there is no market for Class B Stock. However, Class B Stock is convertible into Common Stock on a share-for-share basis. Conversions of Class B Stock were 200, 273 and 145 shares during 2001, 2000 and 1999, respectively.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $100 face value per share at four percent above the averaged base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 2001, the Company paid $945 ($13.50 per share) of Preferred Stock Series A dividends. The Company's Preferred Stock is subject to redemption, in whole or in part, at the Company's option at a redemption price equal to the face value of the Preferred Stock (and any unpaid cumulative dividends). As of December 31, 2001, there were no undeclared and unpaid dividends on the Preferred Stock.

Stockholders' equity of $56,569 at December 31, 2001 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at December 31, 2001, the face value of the Preferred Stock ($7,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity.

The 1998 Equity Incentive Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan, as amended and approved by the stockholders, is 320,000.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE D--STOCKHOLDERS' EQUITY-CONTINUED

In 1999, the Board granted non-statutory stock options to purchase 240,000 shares at $9.00 per share. The options vest ratably over four years. Sixty thousand of these stock options became exercisable during 2001. Options for 30,000 shares were forefeited during 2001 due to terminations of employment. No other stock options were expired or exercised during 2001. Therefore, options for 210,000 shares remain outstanding.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its incentive plan. During 2001, 2000 and 1999, compensation cost of approximately $41 has been recognized for 220,000 shares issued under the Company's fixed option plan because the exercise price on the date of grant was below the market price of the Company's stock on that date. Had the compensation cost for the stock options granted been determined based upon the fair value at the grant date, consistent with the fair value method of FASB Statement 123 "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by $166 ($.05 per share) in 2001, $166 ($.04 per share) in 2000, and $151 ($.04 per share) in
1999. The weighted-average estimated fair value of stock options granted per share was $4.46 for 1999. The estimated fair value of the stock options at the grant date was determined using the Black-Scholes Option Pricing Model using an assumed risk-free interest rate of 4.7%, stock price volatility of 5.3% and a weighted average expected life of four years.


NOTE E--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The plan assets are segregated, and are included in Other Noncurrent Assets. The offsetting liabilities associated with these plans are included in Other Liabilities.

The Company maintains a 401(k) plan for its printer supplies business and its corporate employees. The construction products business also maintains a 401(k) plan. The Company partially matches employee deferrals under these plans. Expenses under these various plans aggregated approximately $420, $384 and $453 for the years ended December 3l, 2001, 2000 and l999, respectively.

The Company makes contributions to a collectively-bargained, multiemployer defined benefit pension plan. The Company contributed and charged to expense $49, $48 and $79 for the years ended December 3l, 2001, 2000 and 1999, respectively, for the plan. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally

PUBCO CORPORATION AND SUBSIDIARIES




NOTE E--RETIREMENT PLANS-CONTINUED

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

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $515, $498 and $363 at December 31, 2001, 2000 and 1999,
respectively, which have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $64, $81 and $70 for 2001, 2000 and 1999, respectively.

Since 1986, the Company's President has deferred his salary under the terms of deferred compensation plans established for his benefit. As compensation is earned by him, it is paid by the Company to deferred compensation trusts and included in selling, general and administrative expenses. Amounts are being distributed to him by the trusts in accordance with the terms of the deferred compensation plans. The securities included in these trusts are classified as trading and, accordingly, are stated at fair value. Unrealized gains (losses) included in the results of operations were $1,541, $(1,026) and $1,549 for the years ended December 31, 2001, 2000 and 1999, respectively. Realized and unrealized gains and losses, interest, dividends and plan expenses are reflected in other expense (income), net, and total $1,881, $749 and $2,485 for the years ended December 31, 2001, 2000 and 1999, respectively. There is no resulting effect on net income, because these amounts are matched exactly by adjustments to deferred compensation expense, which are also included in other expense (income), net.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE F--FINANCING ARRANGEMENTS

The Company has a $10,000 revolving credit facility at LIBOR plus 1.5% or the lending bank's prime rate ("Prime"), at the Company's option, expiring in 2003, with no outstanding borrowings at December 31, 2001. However, Letters of Credit issued under this facility aggregating approximately $2,628 were outstanding at December 31, 2001. The Company has a $3,000 revolving credit facility for its contruction products business at LIBOR plus 1.5%, or Prime, at the Company's option, expiring in 2003, with $1,987 outstanding at a weighted average interest rate of 3.82% at December 31, 2001.

On August 23, 2001, the Company entered into a loan agreement with Cuyahoga County, Ohio pursuant to which the Company borrowed $3,500 to purchase equipment and make improvements and renovations to the Company's leased facilities. The proceeds received are restricted for those purposes and at December 31, 2001, the Company had restricted cash funds of $1,704. The borrowing was funded by the County's sale of variable rate demand industrial development revenue bonds issued for this purpose. The Company's obligations are backed by a $3,607 letter of credit issued by the Company's bank. The bonds will mature August 1, 2013. Principal will be repaid $35 in 2002, $215 in 2003, $260 in 2004, $340 in 2005, $340 in 2006
and $2,310 thereafter through 2013. At December 31, 2001, $3,465 of this borrowing has been classified as long term.


Total interest payments by the Company were $165, $208 and $98 for the years ended December 31, 2001, 2000 and 1999, respectively.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE G--OTHER INFORMATION

                                                  December 31
                                             2001             2000

Inventories:
  Raw materials and supplies               $  6,292         $  6,747
  Work in process                               872              609
  Finished goods                              4,729            6,114
                                           --------         --------
                                             11,893           13,470

  Less inventory reserves                    (1,344)            (980)
                                           --------         --------
                                           $ 10,549         $ 12,490
                                           ========         ========
Property and equipment:
  Land and buildings                       $  1,475         $  1,475
  Machinery, equipment and fixtures          11,548           12,133
  Leasehold improvements                      2,943            2,934
  Construction in progress                      520              260
                                           --------         --------
                                             16,486           16,802
  Less accumulated depreciation and
    amortization                            (10,571)         (10,267)
                                           --------         --------
                                           $  5,915         $  6,535
                                           ========         ========
Other noncurrent assets:
  Assets held for deferred compensation    $ 24,520         $ 22,665
  Deferred income tax assets                  8,394            8,900
  Restricted cash proceeds from
    2001 Bond issuance                        1,704                -
  Other                                       2,955            3,126
                                           --------         --------
                                           $ 37,573         $ 34,691
                                           ========         ========
Accrued liabilities:
  Payroll and other employee benefits      $  2,201         $  1,800
  Accrued taxes                                 439              730
  Other                                       4,076            4,460
                                           --------         --------
                                           $  6,716         $  6,990
                                           ========         ========
Deferred credits and non-current
   liabilities:
  Deferred compensation liability          $ 24,520         $ 22,665
  Other                                       2,957            3,340
                                           --------         --------
                                           $ 27,477         $ 26,005
                                           ========         ========

Under current accounting rules, assets of the deferred compensation trusts must be accounted for as if they are assets of the Company although the assets are not available for general corporate use by the Company and could only be available to creditors of the Company in the event of the Company's bankruptcy.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--INCOME TAXES

Pubco and its consolidated subsidiaries file a consolidated federal income tax return. The provision (benefit) for income taxes consists of the following components:

                                               Year Ended December 3l
                                            2001          2000         1999
Current:

   Federal                               $ 1,419       $   870      $   200

   State and local                            12            58           82
                                         -------       -------      -------
                                           1,431           928          282

Deferred provision (benefit)                 706           890       (5,210)
                                         -------       -------      -------
                                         $ 2,137       $ 1,818      $(4,928)
                                         =======       =======      =======

Income taxes paid by the Company were $2,498, $928 and $282 for the years ended December 31, 2001, 2000 and 1999, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                Year Ended December 3l
                                            2001          2000          1999

Statutory federal rate                      34.0%         34.0%         34.0%
State and local tax, net of
  federal tax benefit                        3.3            .7           1.2
Reduction of valuation allowance
  for deferred tax assets                      -             -        (158.1)
Equity in net losses of investee            14.0             -            -
Other                                        1.0            .1          13.2
                                            ----          ----         -----
                                            52.3%         34.8%       (109.7%)
                                            ====          ====         =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

PUBCO CORPORATION AND SUBSIDIARIES



NOTE H--INCOME TAXES--CONTINUED

Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:


                                                    2001              2000
    Deferred tax assets:
      Net operating loss carryforwards            $    100          $    200
      Deferred compensation                          8,000             8,100
      Other                                          2,400             2,600
                                                  --------          --------
        Total deferred tax assets                   10,500            10,900
    Deferred tax liabilities:
      Tax over book depreciation                       500               600
      Unrealized appreciation of
        marketable securities                        1,000               100
      Other                                            300                 -
                                                  --------          --------
          Total deferred tax liabilities             1,800               700
                                                  --------          --------
    Net deferred tax assets                       $  8,700          $ 10,200
                                                  ========          ========

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

The Company has $3,800 of state net operating loss carryforwards at December 31, 2001.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE I--LEASING ARRANGEMENTS

Pubco and certain of its subsidiaries are parties to separate leasing arrangements for office and factory space in a building owned and operated by a partnership that is controlled by the majority stockholder of the Company. The Company's printer supplies business and construction products business conduct substantially all of their business activities from this building. Pubco has its corporate offices at this building. The leases expire in 2004. The leases require annual payments aggregating $549. Rent expense associated with these leases was $549 for each of the years ended December 31, 2001, 2000 and 1999.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable operating leases for periods ranging from 1 to 10 years. Total rental expense under all operating leases is summarized below:


                                             Year Ended December 31
                                        2001          2000          1999


   Minimum rentals                   $   982       $   977       $   967
   Sublease rental income                (81)          (88)          (67)
                                     -------       -------       -------
                                     $   901       $   889       $   900
                                     =======       =======       =======

At December 3l, 2001, future commitments under non-cancellable operating leases are as follows:

                                    Operating
                                      Leases

       2002                          $   868
       2003                              685
       2004                              380
       2005                               97
       2006                               65
       Thereafter                          -
                                     -------
                                     $ 2,095
                                     =======

PUBCO CORPORATION AND SUBSIDIARIES


NOTE J--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:

                                                   Printer    Construction
                                                   Supplies   Products
                                                   Business   Business       Corporate   Consolidated
2001
----
Net sales                                          $ 34,395     $ 20,628      $      -     $ 55,023
Trade receivables                                     3,909        2,523             -        6,432
Income before income taxes and minority interest     11,488          204        (7,604)       4,088
Total assets                                         16,473        9,099        77,259      102,831
Capital expenditures                                    895           33           560        1,488
Depreciation and amortization                           602          212           436        1,250

2000
----
Net sales                                          $ 35,688     $ 23,656      $      -     $ 59,344
Trade receivables                                     4,524        2,303             -        6,827
Income before income taxes and minority interest      3,647          926           645        5,218
Total assets                                         18,568        9,970        67,562       96,100
Capital expenditures                                  1,298          130            87        1,515
Depreciation and amortization                           702          223           256        1,181

1999
----
Net sales                                          $ 39,617     $ 27,736      $      -     $ 67,353
Trade receivables                                     4,944        2,936            10        7,890
Income (loss) before income taxes
   and minority interest                              2,687        1,871           (67)       4,491
Total assets                                         17,499       10,016        66,915       94,430
Capital expenditures                                  1,253          184            45        1,482
Depreciation and amortization                           530          235           250        1,015

The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

The Company has a subsidiary, included in the printer supplies segment, which sells labeling supplies in Europe and contributes approximately 8% to the Company's consolidated net sales and represents approximately 1% of the Company's consolidated assets. Total long-lived assets of this subsidiary are not material.

Corporate includes the equity method investment in the Common Stock of Smith Corona, other income producing assets, certain amounts related to the previously discontinued segments and amounts held for deferred compensation arrangements.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE K--SUMMARY SMITH CORONA INFORMATION (UNAUDITED)


On March 30, 2001, the Company completed its previously announced investment in Smith Corona Corporation, a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. The Company's approximately $2,700 investment funded Smith Corona's plan of reorganization. The Company received 49% of the newly issued stock of reorganized Smith Corona and existing creditors of Smith Corona received the other 51%. In January, 2002, the Company transferred its printer supplies business to Smith Corona for additional newly issued common stock of Smith Corona bringing the Company's holdings to approximately 94% of the outstanding Smith Corona Common Stock.

Summarized information with respect to Smith Corona is as follows:


       At December 31, 2001

       Current Assets          $5,818
       Noncurrent Assets        1,968
       Current Liabilities      4,964
       Noncurrent Liabilities     671



       Nine months ended December 31, 2001

       Net Sales               $8,198
       Gross Profit             2,811
       Net Loss                (3,438)


Net loss includes a write down of goodwill based upon independent valuations of Smith Corona.

PUBCO CORPORATION AND SUBSIDIARIES




NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations in 2001 and 2000 are set forth below.

                                                     2001
                                    1st         2nd         3rd         4th
                                  Quarter     Quarter     Quarter     Quarter

Net sales                         $ 15,420    $ 14,467    $ 13,549    $ 11,587
                                  ========    ========    ========    ========
Gross profit                      $  4,897    $  4,870    $  4,603    $  2,401
                                  ========    ========    ========    =======
Net income (loss)                 $    940    $  3,383    $    697    $ (3,084)
                                  ========    ========    ========    =======
Income (loss) available to
  Common Stockholders             $    704    $  3,146    $    461    $ (3,320)
                                  ========    ========    ========    =======
Basic and diluted earnings
  (loss) per common share         $    .20    $    .89    $    .13    $   (.94)
                                  ========    ========    ========    =======

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

          None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

    Glenn E. Corlett, age 58, Director since February, 1997, has been Dean of the Business School at Ohio University since July 1, 1997. Between November, 1996 and June 30, 1997, Mr. Corlett was an independent business consultant. Mr. Corlett is also a director of Rocky Shoes & Boots, Inc. and Frederick Brewing Co.

    William A. Dillingham, age 58, Director, has been President of the Company's printer supplies business for more than the past five years. Mr. Dillingham was appointed a Director of the Company in December, 1997.

    Jack Howard, age 40, Director since 1999, has been a principal of Mutual Securities, Inc., a NASD registered Broker/Dealer for more than the past five years. Mr. Howard is a Director of Gateway Industries, Inc., Web Financial Corporation, Castelle, and US Diagnostic, Inc.

    Harold L. Inlow, age 68, Director, is an independent business consultant who consulted for the Company between 1995 and 1999. Mr. Inlow was President of the Company's former retail subsidiary prior to 1995. Mr. Inlow was appointed a Director of the Company in December, 1997.

    Stephen R. Kalette, age 51, has been a Director of Pubco since December, 1983 and has been an executive officer of Pubco since April, 1984. Mr. Kalette currently serves as its Vice President,
Administration, General Counsel and Secretary.

    Robert H. Kanner, age 54, has been a Director and executive officer of Pubco since December, 1983. Mr. Kanner currently serves as its Chairman, President and Chief Executive Officer. Mr. Kanner is also a director of Prime Retail, Inc. and of Wilshire Financial Services Group, Inc.

    Leo L. Matthews, age 62, has been President of the Company's construction products business since it was acquired in March, 1993.

    Maria Szubski, age 42, has been the Chief Financial Officer of the Company since June 30, 1999. Between January 1, 1995 and that date, Ms. Szubski served as the Company's controller.

Family Relationships

    There are no family relationships between any Director and executive officer of Pubco.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of Pubco who are responsible for day-to-day operations. In 2001, the Board held 2 meetings and took action by unanimous written consent on 4 other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    Pubco has a standing Audit Committee. The Audit Committee consists of Mr. Corlett, Mr. Howard and Mr. Inlow. The Audit Committee (i) reviews the internal controls of Pubco and its financial reporting; (ii) meets with the Chief Financial Officer and such other officers as it, from time to time, deems necessary; (iii) meets with Pubco's independent public auditors and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such auditors, and the adequacy of the Company's internal accounting controls; and (iv) recommends to the Board the appointment of the independent auditors. The audit Committee met once in 2001 and held telephone conferences on two other occasions.

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

                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position        Year  Salary($)    ($)         ($)       Awards ($)    (#)     ($)         ($)

Robert H. Kanner(1)
     Chairman, CEO,   2001  $262,500      ---    $105,121(2)       ---       ---      ---   $155,465(3,4,5)
     President        2000   362,314      ---      95,499          ---       ---      ---    146,108
                      1999   525,000      ---      85,631          ---       ---      ---    173,092


Stephen R. Kalette
     VP-Admin.,       2001  $330,000      ---     $30,453(6)       ---       ---      ---   $ 26,493(4,5)
     General Counsel  2000   330,000      ---      29,921          ---       ---      ---     31,790
     & Secretary      1999   330,000      ---      28,844          ---    20,000      ---     32,494


William A. Dillingham(7)
     President of     2001  $450,000      ---     $14,429(7)       ---       ---      ---   $ 25,000(5,8)
     Printer Supplies 2000   380,277      ---      10,714          ---       ---      ---     25,000
     Business         1999   450,000      ---       9.189          ---   100,000      ---     25,000


Leo L. Matthews(9)
     President of     2001  $140,000   $  ---     $ 6,779(10)      ---       ---      ---   $  8,400(11)
     Allied           2000   140,000      ---       6,861          ---       ---      ---     12,342
                      1999   133,789     96,396     7,431          ---       ---      ---     10,816

Maria Szubski
     Chief Financial  2001  $160,000        ---   $ 4,916(12)      ---       ---      ---   $ 12,610(4,5)
     Officer          2000   160,000        ---     3,137          ---       ---      ---     15,007
                      1999   137,812        ---     3,418          ---    10,000      ---     13,095




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

(2)      Of the amount shown in the table, $101,627 in 2001, $90,879 in 2000 and $81,087 in
         1999 represents the premiums on life insurance paid for by the Company on Mr.
         Kanner's life, and for which the Company is not a beneficiary; and $3,494 in 2001,
         $4,620 in 2000 and $4,544 in 1999 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $109,900 in 2001, $114,000 in 2000 and $118,500 in 1999
         represents a payment by the Company toward the premium on split dollar life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.
         The amounts will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $44,565 in 2001, $31,108 in 2000 and $53,592 in 1999
         of the amounts shown in the table for Mr. Kanner and $25,493 in 2001, $30,790 in
         2000 and $31,494 in 1999 of the amounts shown in the table for Mr. Kalette and
         $11,610 in 2001, $14,007 in 2000 and $12,095 in 1999 of the amounts shown in the table for Ms. Szubski are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      In 1997, the Company adopted a 401-K plan to provide retirement benefits for employees of Pubco and the Company's printer supplies business, including officers.
         Participating employees make voluntary contributions to the Plan, a portion of which the Company matches.  Of the amounts shown in the 2001, 2000 and 1999 tables for Mr.
         Kalette, Mr. Kanner and Ms. Szubski, $1,000 was contributed by Pubco to such plan.
         Of the amount shown in the 2001, 2000 and 1999 tables for Mr. Dillingham, $1,000 was contributed by Buckeye to such plan.  Vesting of benefits under the plan is phased in over five years.

(6)      Of the amount shown in the table, $26,501 in 2001, $25,329 in 2000 and $24,124 in
         1999 represents the premiums on life insurance paid for by the Company on Mr.
         Kalette's life, and for which the Company is not a beneficiary; and $3,480 in 2001,
         $4,105 in 2000 and $4,251 in 1999 represents the cost of providing Mr. Kalette with use of an automobile during the year.

(7)      All of the amounts shown as paid to or for Mr. Dillingham were paid by the Company's printer supplies business.  Of the amount shown in the table, $6,315 in 2001, $5,625 in 2000 and $4,995 in 1999 represents the premiums on life insurance paid for by the
         Company's printer supplies business on Mr. Dillingham's life, and for which it is not a beneficiary; and $8,114 in 2001, $5,089 in 2000 and $4,194 in 1999 represents the cost of providing Mr. Dillingham with use of an automobile during the year.


(8)      In 1988, the Company's printer supplies business adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to arestrictive vesting schedule.  Of the amount shown in the table for Mr. Dillingham, $24,000 in 2001, $24,000 in 2000 and $24,000 in 1999 was
         contributed to such plan for the benefit of such executive officer with respect to each of the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(9)      All of the amounts shown as paid to or for Mr. Matthews were paid by the Company's construction products business.  Mr. Matthews has an employment agreement with such business providing for a minimum $130,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses.

(10)     Of the amount shown in the table, $1,760 in 2001, $1,663 in 2000 and $2,126 in 1999 represents the premiums on life insurance paid for by the construction products business on Mr. Matthew's life, and for which it is not a beneficiary; and $5,019 in
         2001, $5,198 in 2000 and $5,305 in 1999 represents the cost of providing Mr.
         Matthews with use of an automobile during that year.

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

(12)     Of the amount shown in the table, $750 in 2001 represents the premiums on life insurance paid for by the Company on Ms. Szubski's life, and for which the Company is not a beneficiary; and $4,166 in 2001 and the entire amount shown in 2000 and
         1999 represents the cost of providing Ms. Szubski with use of an automobile during the year.

1998 Equity Incentive Plan

    In July, 1998, the Board of Directors adopted the Company's 1998 Equity Incentive Plan, subject to approval by the Company's stockholders which was obtained at the Annual Meeting of Stockholders held on September 14, 1998. The Plan provides for the grant of (i) incentive and non-statutory stock options, (ii) stock bonuses, (iii) rights to purchase restricted stock, and (iv) stock appreciation rights, to key employees, officers and consultants of the Company and its affiliates. The maximum number of shares of Common Stock issuable under the Plan, as amended and approved by the stockholders, is 320,000. In 1999, the Board granted non-statutory stock options to purchase 240,000 shares at $9.00 per share. The options vest ratably over four years. Sixty thousand of these stock options became exercisable during 2001. Options for 30,000 shares were forefeited during 2001 due to terminations of employment. No other stock options were expired or exercised during 2001. Therefore options for 210,000 shares remain outstanding.

AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                               Number of
                                               Securities     Value of
                                               Underlying     Unexercised
                                               Unexercised   In-The-Money
                                               Options At     Options At
                         Shares                Fiscal Year-   Fiscal Year
                        Acquired     Value     End    (#)     End    ($)
                           On       Realized   Exercisable/   Exercisable/
        Name            Exercise #     $      Unexercisable  Unexercisable

Robert H. Kanner                --        --             --             --

Stephen R. Kalette              --        --  10,000/10,000            0/0

William A. Dillingham           --        --  50,000/50,000            0/0

Leo R. Matthews                 --        --             --             --

Maria Szubski                   --        --   5,000/ 5,000            0/0

As of January 21, 2002, an additional 25% of the total options shown in the table for each individual became exercisable. The remaining options become exercisable over the next year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 2002 (i) the number of shares of Pubco's stock owned, directly or indirectly, by each Director and executive officer of the Company and by all Directors and officers as a group, and (ii) the number of shares of Pubco's stock held by each person who was known by Pubco to beneficially own more than 5% of Pubco's stock:

                               Common Stock                    Class B Stock         Aggregate
                      Amount and Nature               Amount and Nature              Percent of
                        of Beneficial    Percent of     of Beneficial    Percent of    Voting
Name of Holder        Ownership(1)(2)(5)  Class(5)    Ownership (1)(2)     Class      Power(5)
Glenn E. Corlett                  --         --                  --           --         --
Jack Howard                   10,967          *                  --           --          *
Harold L. Inlow                   --         --                  --           --         --
Stephen R. Kalette(5)         15,166          *              13,759          2.5        1.8
Robert H. Kanner(3)        2,066,894       69.6             514,044         93.9       85.4
William A. Dillingham(5)      78,725        2.6                  --           --          *
Leo L. Matthews(4)                --         --                  --           --         --
Maria Szubski(5)               7,500          *                  --           --          *
  3830 Kelley Avenue
  Cleveland, OH 44114

All Directors and
  officers as a group      2,194,352       71.2             527,803         96.4       87.3
  (9 persons)(3)(5)

FMR Corp. (6)
  82 Devonshire Street
  Boston, MA 02109           319,500       10.8                  --           --        3.8

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

(4) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.

(5) Includes for each respective person and the group, the following number of shares of Common Stock which may be acquired within 60 days on exercise of stock options: Kalette - 15,000, Dillingham - 75,000, Szubski - 7,500, all officers and directors as a group - 112,500.

(6) Information concerning FMR Corp. is based upon disclosure contained in a Schedule 13G/A filed with the SEC on February 15, 2001.


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

                                PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)   l.  List of Financial Statements
                                                         Page Number

          Consolidated Balance Sheets at
          December 3l, 2001 and 2000........................   17

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 3l, 2001....................   19

          Consolidated Statements of Stockholders'
          Equity for each of the three years in
          the period ended December 3l, 2001................   20

          Consolidated Statements of Cash Flows
          for each of the three years in the
          period ended December 3l, 2001....................   21

          Notes to Consolidated Financial Statements........   22


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

          3.  List of Exhibits

          Exhibit
            No.                        Description

          10.37 Credit Facility and Security Agreement dated October 23, 2001 between Allied Construction Products, Inc. and National City Bank.

          10.38 First Amendment to Credit Agreement dated January 3, 2002, between Allied Contruction Products, LLC (successor by merger to Allied Construction Products, Inc.) and National City Bank.

          10.39 Credit Agreement dated August 6, 2001 between Pubco Corporation and National City Bank.

          10.40 Project Note dated as of August 1, 2001 from Pubco Corporation to National City Bank.

          21            Subsidiaries of the Registrant.

    The following exhibits were previously filed with the Commission as indicated in the bracketed [] references and are hereby incorporated by reference.

        Exhibit
          No.                          Description


          3.1 Certificate of Incorporation of Pubco, as amended [Form 10-K for year ended December 31, 1987,
                        Exhibit 3.1 and Information Statement dated June 27, 1990 for August 14, 1990 Annual Meeting of Stockholders, Appendix I, Exhibit 3.1 and Information Statement dated September 25, 2000 for October 26, 2000 Annual Meeting of Stockholders, Exhibit A, and Information Statement dated November 8, 2001 for November 29, 2001 Annual Meeting of Stockholders, Exhibit B].

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

                                  PUBCO CORPORATION


                                  By:  /s/ Robert H. Kanner
                                     ----------------------------------
                                     Robert H. Kanner,
                                     Chairman of the Board, President,
                                     Chief Executive Officer


                                  By:  /s/ Maria Szubski
                                     ----------------------------------
                                     Maria Szubski
                                     Chief Financial Officer

Date:  March   , 2002


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


                                       /s/ Glenn E. Corlett
                                     ----------------------------------
                                     Glenn E. Corlett, Director


                                       /s/ William A. Dillingham
                                     ----------------------------------
                                     William A. Dillingham, Director


                                       /s/ Jack Howard
                                     ----------------------------------
                                     Jack Howard, Director


                                       /s/ Harold L. Inlow
                                     ----------------------------------
                                     Harold L. Inlow, Director

                               PUBCO CORPORATION
                                AND SUBSIDIARIES
                                   Item 14(d)
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                    (000's)

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

Allowance for doubtful
  accounts-trade receivables

Year ended December 31, 2001             686               $  472           $  149 (A)       $1,009


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

    3.2 By-Laws of Pubco, as amended [Form 10-K for year ended December 31, 1986, Exhibit 3.2(a)].

    10.33          Pubco Corporation 1998 Equity Incentive Plan.
                   [Information Statement for September 14, 1998 Annual Meeting of Stockholders, Appendix A]

    10.37 Credit Facility and Security Agreement dated October 23, 2001 between Allied Construction Products, Inc. and National City Bank.

    10.38 First Amendment to Credit Agreement dated January 3, 2002, between Allied Contruction Products, LLC
                   (successor in interest by merger to Allied
                   Construction Products, Inc.) and National City Bank.

    10.39 Credit Agreement dated August 6, 2001 between Pubco Corporation and National City Bank.

    10.40 Project Note dated as of August 1, 2001 issued by Pubco Corporation to National City Bank.

    21             Subsidiaries of the Registrant.




                                                             EXHIBIT 21




                            PUBCO CORPORATION

                      Subsidiaries of the Registrant






    At March 1, 2002, the Company directly or indirectly owns 94% of the capital stock of the following significant subsidiaries:


            Subsidiaries                       State of Incorporation

    Smith Corona Corporation                          Delaware

    Kroy LLC                                          Nevada

    Buckeye Business Products, Inc.
      Division of Kroy LLC                            Nevada



    The Company directly owns 85% of the capital stock of the following significant subsidiaries:


            Subsidiaries                       State of Incorporation

Allied Construction Products, LLC                     Nevada

                                                       EXHIBIT 10.37








               CREDIT FACILITY AND SECURITY AGREEMENT
                               between
                         NATIONAL CITY BANK
                                 and
                 ALLIED CONSTRUCTION PRODUCTS, INC.
                                  .
                          October  23, 2001

               CREDIT FACILITY AND SECURITY AGREEMENT

On this 23rd day of October, 2001, Borrower and Bank (as such terms are hereinafter defined), in consideration of the premises and the covenants and agreements contained herein, hereby mutually agree as follows:

WHEREAS, Borrower desires certain credit facilities for working capital and other general corporate purposes;

     WHEREAS, Bank is willing to make such credit facilities available to Borrower, upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual promises contained herein and other valuable consideration and with the intent to be legally bound hereby, the parties hereto agree as follows:

1.   DEFINITIONS.

1.1 General. Any accounting term used but not specifically defined herein shall be construed in accordance with GAAP. The definition of each agreement, document and instrument set forth in Section 1.2 hereof shall be deemed to mean and include such agreement, document or instrument as amended restated or modified from time to time.

1.2  Defined Terms.  As used in this Agreement:

     "Account" means (a) any account, and (b) any right to payment for Goods sold or leased or for services rendered which is not evidenced by Chattel Paper or an Instrument, whether or not it has been earned by performance.

     "Account Debtor" means the Person who is obligated on an Account Receivable.

     "Account Receivable" means:

          (a) any account receivable, Account, Chattel Paper, Contract Right, Document, General Intangible or Instrument owned, acquired, or received by a Person,

          (b) any other indebtedness owed to or receivable owned, acquired or received by a Person of whatever kind and however evidenced, and

          (c) any right, title, and interest in a Person's Goods which were sold, leased, or furnished by that Person and gave rise to either
          (a) or (b) above, or both of them. This includes, without limitation:

            (i) any right of stoppage in transit of a person's sold, leased, or furnished Goods,

            (ii) Goods, and any right to reclaim a Person's sold, leased, or furnished Goods, and

            (iii) any right a Person has in such sold, leased, or furnished Goods that have been returned to or repossessed by that Person.

     "Adjusted Debt" means Total Liabilities less Subordinated Debt.

     "Advance" means an extension of credit made by Bank to Borrower, subject to the provisions, terms, and conditions of
     Section 2.1 of this Agreement.

     "Agreement" means this Credit Facility and Security Agreement between Borrower and Bank, and includes any amendment, renewal, restatement, extension or substitution of or for such agreement.

     "Applicable Interest Rate" means the interest rate in effect from time to time hereunder equal to the sum of the percentage per annum (ientified in below basis points) plus either the prime Rate or the LIBOR Rate, at Borrower's option, computed in accordance with the following schedule:

     Ratio of Adjusted Debt to   Prime Rate +          LIBOR Rate +
     Tangible Net Worth

     > 1.5 to 1.0 (level 1)        0 bps               200bps
     < 1.5 to 1.0 (level 2)        0 bps               150bps

     the applicable level of the ratio of Adjusted Debt to Tangible Net Worth shall be calculated on a quarterly basis and shall not be otherwise adjusted during the year. The initial applicable level of the foregoing ratio shall be level 2. Quarterly adjustments to the Applicable Interest Rate shall be effective fifteen (15) days after Bank's receipt of Borrower's quarterly financial statements.

     "Applicable Reference Rate" shall have the meaning provided for in Section 2.2(b) of this Agreement.

     "Bank" means National City Bank, a national banking association whose principal office is located at 1900 East Ninth Street, Cleveland, Ohio 44114.

     "Bankruptcy Code" shall have the meaning provided for in
     Section 11 of this Agreement.

     "Borrower" means Allied Construction Products, Inc., a corporation incorporated under the laws of the State of Delaware.

     "Borrower's Certificate" means a certificate in form and substance acceptable to Bank.

     "Borrower's Location" means the location of:

          (a) its place of business, if there is only one such place of business,

     or

          (b) if there is more than one such place of business, the place (i) from which it manages the main part of its business operations and
          (ii) where persons dealing with it would normally look for credit information.

     "Borrowing Base" means an amount not in excess of the sum of the following:

          (a) up to seventy-five percent (75%) of the amount due and owing on Eligible Accounts Receivable; plus

          (b) seventy-five percent (75%) of the amount due and owing on the sum of Eligible Notes Receivable and Eligible Dating Receivables; plus

          (c) fifty percent (50%) of the cost on a first-in, first-out inventory cost basis or market value (whichever is lower) of (i) Borrower's Eligible Parts Inventory during the preceeding month; and
          (ii) Borrower's Eligible Finished Goods Inventory and (iii) provided that advances against such inventory shall not exceed two million dollars ($2,000,000) in the aggregate, less

               (d) Ineligible FFC Receivables in the form of an availability block against the Borrowing Base for such amount, less

               (e)    any outstanding Letters of Credit.

     "Business Day" means a day of the year on which banks are not required or authorized to close in Cleveland, Ohio.

     "Cash Collateral Account" means a commercial Deposit Account designated "cash collateral account" and maintained by Borrower with Bank, without liability by Bank to pay interest thereon, from which account Bank shall have the exclusive right to withdraw funds until all Obligations are paid, performed, satisfied, enforced and observed in full, and with respect to which account Bank shall have a first security interest.

     "Cash Flow" means, during any period, the net income of Borrower on a first-in first-out inventory cost basis for such period after provision for all taxes or tax distributions required to be made by Borrower, including, but not limited to, tax on net income or based on net income (excluding the effect of any extraordinary gains or losses from sales, exchanges and other dispositions of property not in the ordinary course of business plus depreciation and amortization and all other proper non-cash expenses charged to current earnings and taken into account in the determination of such net income after taxes and all interest expense, all of the foregoing as determined in conformity with GAAP.

     "Cash Flow Coverage Ratio" means the ratio of Cash Flow to the sum of (a) all required principal and interest payments in respect of the Obligations (excluding payments made with respect to the Revolving Credit Loan), (b) any required principal and interest payments by Borrower in respect of any Funded Indebtedness including the current portion of any capital leases, (c) any capital expenditures made by Borrower,
     (d) any dividends declared and paid by Borrower, (e) any amounts paid by Borrower to repurchase any of its capital stock, (f) any payments of principal and interest made on Subordinated Debt, and (g) all other interest expense, all of the foregoing as determined in conformity with GAAP.

     "Cash Security" means all cash, Deposit Accounts, Instruments and other cash equivalents, whether matured or unmatured, whether collected or in the process of collection, upon which Borrower presently has or may hereafter have any claim, that are presently or may hereafter be existing or maintained with, issued by, drawn upon or in the possession of Bank.

     "Chattel Paper" means (a) any chattel paper and (b) any writing or writings which evidence both a monetary obligation and a security interest in or a lease of Goods. If a transaction is evidenced both by such an agreement for security or a lease and by an Instrument or a series of Instruments, the group of writings taken together constitutes Chattel Paper.

     "Closing" means the execution and delivery of this Agreement which execution and delivery shall occur at the offices of the Bank on October 10, 2001 or such later date as is mutually agreeable to the parties hereto.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Collateral" means, collectively:

          (a) all Accounts Receivable, whether now owned or hereafter acquired or received by Borrower,

          (b) all Inventory, whether now owned or hereafter acquired by Borrower,

          (c) all Equipment, whether now owned or hereafter acquired by Borrower,

          (d)  all funds on deposit in the Cash Collateral Account,

          (e)  all Cash Security,

          (f) all Contract Rights, Chattel Paper, Documents and General Intangibles, whether now owned or hereafter acquired by Borrower,

          (g)  the Vehicles,

          (h) all of the Proceeds, products, profits, and rents of Borrower's Accounts Receivable, Inventory, Equipment, Vehicles, Cash Security, Cash Collateral Account, Contract Rights, Chattel Paper, Marks, Patents, Documents and General Intangibles,

          (i)   Intentionally left blank,

          (j)  intentionally left blank,

          (k)  all leases,

          (l)  all Marks, and

          (m)  all Patents.

     "Contract Right" means (a) any contract right and (b) any right to payment under a contract not yet earned by performance and not evidenced by an Instrument or Chattel Paper.

     "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

     "Controlled Group" means a Borrower and each Person required to be aggregated with such Borrower under Code Sections 414(b),
     (c), (m) or (0).

     "Default Rate" shall have the meaning provided for in Section 2.4(a) of this Agreement.

     "Deposit Account" means (a) any deposit account and (b) any demand, time, savings, passbook or similar account maintained with a bank, savings and loan association, credit union or similar organization, other than an account evidenced by a certificate of deposit.

     "Document" means (a) any document, (b) any document of title, including a bill of lading, dock warrant, dock receipt, warehouse receipt or order for the delivery of Goods, and any other document which in the regular course of business or financing is treated as adequately evidencing that the Person in possession of it is entitled to receive, hold and dispose of the document and the Goods it covers and (c) any receipt covering Goods stored under a statute requiring a bond against withdrawal or requiting a license for the issuance of receipts in the nature of warehouse receipts even though issued by a Person who is the owner of the Goods and is not a warehouseman.

     "Eligible Accounts Receivable" means an Account Receivable which, at all times until it is collected in full, continuously meets the following requirements:

          (a) the amount which is not subject to any claim for credit, allowance or adjustment by the Account Debtor or the amount of any set-off, contra or counterclaim,

          (b) arose in the ordinary course of Borrower's business from the performance (fully completed) of services or bona fide sale of Goods which have been shipped to the Account Debtor, and not more than ninety (90) days past due, provided that accounts that are a part of the Borrower's dating program which allows terms of 100 days and/or 120 days, such accounts may not be more than thirty (30) days past due,

          (c) no notice of the Financial Impairment of the Account Debtor has been received by Borrower,

          (d) is not subject to any Lien, other than Permitted Liens except that granted to or in favor of Bank,

          (e) Account Debtor has not rejected, returned, revoked acceptance of, or refused to accept any of the Goods which are the subject of the Account Receivable via a credit memo, whether or not such credit memo has been accepted and/or applied by Borrower,

          (f) Borrower has not received any Instrument or Chattel Paper with respect to or in payment of the Account Receivable,

          (g) Bank has not determined that the Account Receivable is unsatisfactory in any respect in accordance with its reasonable credit judgment,

          (h) With respect to a forgeign Account Debtor whose receivable is supported by a letter of credit acceptable to the Borrower and the Bank and with respect to which Account Debtor is a resident or citizen of the United States of America, and its territories, and is subject to service of legal process in the United States of America, and its territories and with respect to which Account Debtor is a resident or citizen of Canada so long as Bank has a valid first priority security interest in such receivables,

          (i) with respect to which Account Debtor is not a governmental authority or agency,

          (j) with respect to which Account Debtor is not a Related Party or a director, officer, employee or agent of Borrower or a Related Party,

          (k) with respect to which Account Debtor, if such Account Debtor owes other Accounts Receivable to Borrower, more than ninety (90) days have elapsed since the performance (fully completed) of services or the sale of Goods with respect to not more than twenty-five percent (25%) of the aggregate of such Accounts Receivable, and

          (l) is not service charges, interest and/or ancillary fees generated from Accounts Receivable.

     "Eligible Finished Goods Inventory" means Inventory held for sale by Borrower which has an inventory turnover of greater than one (1) time per year based upon a rolling twelve month calculation (for purposes of such calculation, Borrower will divide on a unit basis, sales units generated during the prior twelve (12) months divided by the number of units on hand at the time of such calculation) plus inventory that has been purchased from Krupp, rental inventory (not to exceed $250,000 in the aggregate including Eligible Parts Inventory) and demo inventory (not to exceed $250,000 in the aggregate incuding Eligible Parts Inventory) and that meets all of the following specifications:

          (a) it is owned by Borrower free of all tax liens and other liens, encumbrances and security interests except Permitted Liens, and Bank has a perfected first priority security interest in the Inventory;

          (b) no financing statement except financing statements for Permitted Liens is on file covering the Inventory or the products or proceeds of the Inventory except for Bank's financing statement;

          (c) if it is represented or covered by documents of title, Borrower is the owner of the documents free of all tax liens and other liens, encumbrances and security interests except Permitted Liens;

          (d) it is stored at one of the locations set forth in Section 4.18 of this Agreement or other premises owned by Pubco Corporation and leased to Borrower, and is in possession and control of Borrower or is a part of a demo or rental pool of inventory. If it is not demo or rental inventory but is inventory located on leased premises, Bank has received or will receive an acceptable landlord's waiver of rights with respect to such Inventory;

          (e) it has not, in Bank's judgment, been materially reduced in value by reason of age, obsolescence or other factors and it is not returned used goods; and

          (f) Bank has not determined that such Inventory is unsatisfactory in any respect in accordance with its reasonable credit judgment.

     "Eligible Parts Inventory" means Inventory (Inventory other than supplies, scrap metal and other raw materials) held for sale by Borrower which has an inventory turnover of greater than one time per year based on a rolling twelve month calculation (for purposes of such calculation, Borrower will divide on a unit basis, sales units generated during the prior twelve (12) months divided by the number of units on hand at the time of such calculation) plus inventory that has been purchased from Krupp, rental inventory (not to exceed $250,000 in the aggregate including Eligible Finished Goods Inventory) and demo inventory (not to exceed $250,000 in the aggretaed including Eligible Finished Goods Inventory) and that meets all of the following specifications:

          (a) it is owned by Borrower free of all tax liens and other liens, encumbrances and security interests except Permitted Liens, and Bank has a perfected first priority security interest in the Inventory;

          (b) no financing statement, except for financing statements for Permitted Liens, is on file covering the Inventory or the products or proceeds of the Inventory except for Bank's financing statement;

          (c) if it is represented or covered by documents of title, Borrower is the owner of the documents free of all tax liens and other liens, encumbrances and security interests except Permitted Liens;

          (d) it is stored at one of the locations set forth in Section 4.18 of this Agreement or other premises owned by Pubco Corporation and leased to Borrower, and is in possession and control of Borrower or is a part of a consigment or rental pool of inventory. If it is not rental or demo inventory but is inventory located on leased premises, Bank has received or will receive an acceptable landlord's waiver of rights with respect to such Inventory;

          (e) it has not, in Bank's judgment, been materially reduced in value by reason of age, obsolescence or other factors and it is not returned used goods;

          (f) Bank has not determined that such Inventory is unsatisfactory in any respect in accordance with its reasonable credit judgment.

     "Eligible Dating Receivables" means those Accounts Receivable (other than Notes Receivable") which have special dating terms and are due within 120 days from invoice or shipment date. If payment on such Account Receivable is not received within thirty (30) days of its original due date, such dating receivable in its entirety shall no longer be deemed an "Eligible Dating Receivable."

     "Eligible Notes Receivable" means Notes Receivable, not to exceed eight hundred thousand dollars ($800,000) in the aggregate, each with a maturity not to exceed nine (9) months or less from invoice or shipment date with payments made on a monthly basis and which are being paid current and are not in default. If any payment on such Note Receivable is not received within thirty (30) days of its original due date, such Note Receivable in its entirety shall no longer be deemed an "Eligible Note Receivable."

     "Environmental Claim" means any notice of violation, claim, demand, abatement order or other order or direction (conditional or otherwise) by any governmental authority or any Person for any damage, including, without limitation, personal injury (including sickness, disease or death), tangible or intangible property damage, contribution, indemnity, indirect or consequential damages, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions, resulting from or based upon (a) the existence of a Release (whether sudden or non-sudden or accidental or non-accidental), of, or exposure to, any Hazardous Materials, in, into or onto the environment at, in, by, from or related to any facility, (b) the use, handling, transportation, storage, treatment or disposal of Hazardous Materials in connection with the operation of any facility, or (c) the violation, or alleged violation, of any Environmental Law or any governmental authorizations relating to environmental matters in connection with a Borrower's facilities.

     "Environmental Laws" means all statutes, ordinances, orders, rules and regulations relating to (a) environmental matters, including, without limitation, those relating to fines, orders, injunctions, penalties, damages, contribution, cost recovery compensation, losses or injuries resulting from the Release or threatened Release of Hazardous Materials, (b) the generation, use, storage, transportation, 'or disposal of Hazardous Materials or (c) occupational safety and health, industrial hygiene, land use or the protection of human, plant or animal health or welfare, in any manner applicable to a Borrower or any of its properties, inducing, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.), the Hazardous
     Materials Transportation Act (49 U.S.C. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C.
     1251 et seq.), the Clean Air Act (42 U.S.C. 7401 et seq.), the Toxic Substances Control Act (15 U.S.C. 2601 et seq.), the Occupational Safety and Health Act (29 U.S.C. 651 et seq.) and the Emergency Planning and Community Right-to-Know Act (42 U.S.C. 11001 et seq.), as amended or supplemented, and any analogous local, state, provincial and federal statutes and regulations promulgated pursuant thereto, each as in effect as of the date of determination.

          "Equipment" means:

         (a) any equipment, including, without limitation, machinery, office furniture and furnishings, computer equipment and software, tools, dies, jigs and molds,

         (b) all Goods that are used or bought for use primarily in a Person's business,

         (c) all Goods that are not consumer goods, farm products or Inventory, and

         (d) all substitutes or replacements for, and all parts, accessories, additions, attachments or accessions to (a) through (c) above.

     "ERISA" means the Employee Retirement Income Security Act of
     1974, as amended from time to time.

     "ERISA Event" means:

          (a) the existence of any condition or event with respect to an ERISA Plan which presents a risk of the imposition of excise tax or any other liability on Borrower or of the imposition of a Lien on the assets of Borrower (except for potential withdrawal liability (but not actual withdrawal liability) to a Multiemployer Plan of a Controlled Group member other than Borrower),

          (b) a Controlled Group member has engaged in a non-exempt "prohibited transaction" (as defined under ERISA Section 406 or Code
          Section 4975) or a breach of a fiduciary duty under ERISA which could result in a material liability to Borrower,

          (c) a Controlled Group member has applied for a waiver from the minimum funding requirements of Code Section 412 or ERISA Section 302 or a Controlled Group member is required to provide security under Code Section 401(a)(29) or ERISA Section 307,

          (d) a "reportable event" (as defined under ERISA Section 4043) has occurred with respect to any of Borrower's Pension Plans as to which notice is required to be provided to the PBGC,

          (e) a Controlled Group member has withdrawn from a Multiemployer Plan in a "complete withdrawal" or a "partial withdrawal" (as such terms are defined in ERISA Sections 4203 and 4205, respectively),

          (f) a Multiemployer Plan of Borrower is in or is likely to be in reorganization under ERISA Section 4241,

          (g) an ERISA Plan (and any related trust), other than a Multiemployer Plan, which is intended to be qualified under Code Sections 401 and 501 fails to be so qualified or any "cash or deferred arrangement" under any such ERISA Plan fails to meet the requirements of Code Section 401(k),


          (h) a claim, action, suit, audit or investigation is pending or threatened with respect to an ERISA Plan, other than a Multiemployer Plan the effect of which would be materially adverse to Borrower, or


          Notwithstanding the foregoing, unless such ERISA Event shall be sufficiently material to cause an ERISA Event at the Pubco Corporation level, such ERISA Event shall not be deemed an Event of Default hereunder.

     "ERISA Plan" means an "employee benefit plan" (within the meaning of ERISA Section 3(3)) that a Controlled Group member at any time sponsors, maintains, contributes to, has liability with respect to or has an obligation to contribute to.

          "Event of Default" means the occurrence of any of the events set forth in Section 10 of this Agreement.

     "Excess Cash Flow" means, during any period, the Cash Flow for such period, less payments of current portions of Funded Indebtedness, capitalized expenditures permitted under Section
     6.11 of this Agreement which are not financed or leased, payments on capitalized leases and treasury transactions, all of the foregoing as determined in conformity with GAAP.

     "FDIC Assessment Rate" means the gross annual assessment rate (rounded upwards, if necessary, to the next higher 1/16 of 1%) actually incurred to the Federal Deposit Insurance Corporation (or any successor) by Bank for insurance on deposits in United States dollars at Bank's main office;

     "Federal Funds Rate" means a fluctuating interest rate per annum, as in effect at the time in question, that is the rate determined by Bank to be the opening Federal Funds Rate per annum paid or payable by it on the day in question in its regional federal funds market for overnight borrowings from other banking institutions;

     "FFC" means Financial Federal Credit, Inc..

     "Financial Impairment" means the distressed economic condition of a Person manifested by any one or more of the following events:

          (a)  the adjudicated bankruptcy or insolvency of the Person,

          (b) the Person ceases, is unable or admits in writing its inability to make timely payment upon the Person's debts, obligations or liabilities as they mature or come due,

          (c)  assignment by the Person for the benefit of creditors,

          (d) voluntary institution by the Person or consent granted by the Person to the involuntary institution, whether by petition, complaint, application, default, answer (including, without limitation, an answer or any other permissible or required responsive pleading admitting (i) the jurisdiction of the forum or
          (ii) any material allegation of the petition, complaint, application or other writing to which such answer serves as a responsive pleading), or otherwise of any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation, receivership, trusteeship or similar proceeding pursuant to or purporting to be pursuant to any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation, receivership, trusteeship or similar law of any jurisdiction,

          (e) voluntary application by the Person for or consent granted by the Person to the involuntary appointment of any receiver, trustee or similar officer (i) for the Person or (ii) of or for all or any substantial part of the Person's property,

          (f) entry, without the Person's application, approval or consent, of any order that is not dismissed, stayed or discharged within sixty (60) days from its entry, which is pursuant to or purporting to be pursuant to any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation, receivership, trusteeship or similar law of any jurisdiction (i) approving an involuntary petition seeking any arrangement of the Person's creditors, (ii) approving an involuntary petition seeking reorganization of the Person or (iii) appointing any receiver, trustee or similar officer (A) for the Person or (B) of or for all or any substantial part of the Person's property,

          (g) any judgment, writ, warrant of attachment, execution or similar process is issued or levied against all or any substantial part of the Person's property and such judgment, writ, warrant of attachment, execution or similar process is not released, vacated or fully bonded within thirty (30) days after its issue or levy.

     "Funded Indebtedness" means Indebtedness of the Person in question which matures or which (including each renewal or extension, if any, in whole or in part) remains unpaid for more than twelve (12) months after the date originally incurred and includes (a) any Indebtedness (regardless of its maturity) if it is renewable or refundable in whole or in part solely at the option of that person or entity (in the absence of default) to a date more than one year after the date of determination, (b) any guaranty of Funded Indebtedness owing by another person and
     (c) any Funded Indebtedness secured by a security interest, mortgage or other lien encumbering any property owned or being acquired by the Person in question even if the full faith and credit of that person or entity is not pledged to the payment thereof

     "GAAP" means generally accepted accounting principles as then in effect, which shall include, but not be limited to, the official interpretations thereof by the Financial Accounting
     Standards Board and its predecessors and successors, consistently applied.

     "General Intangible" means (a) any general intangible, (b) any personal property (including things in action) other than Goods, Accounts, Contract Rights, Chattel Paper, Documents, Instruments and money, (c) any and all patents, copyrights, trademarks, which shall include, but not be limited to, those listed on Schedule 4.28 attached hereto and (d) customer and/or dealer lists of Borrower, which have heretofore been delivered to Bank.

     "Goods" means (a) any goods and (b) all things which are movable at the time the security interest granted Bank under this Agreement attaches or which are fixtures but does not include money, Accounts, Chattel Paper, Contract Rights, Documents, General Intangibles and Instruments.

          "Governmental Authority" shall have the meaning provided for in Section 12 of this Agreement.

          "Hazardous Materials" means (a) any chemical, material or substance defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous waste," "restricted hazardous waste," or "toxic substances" or any other formulations intended to define, list or classify substances by reason of deleterious properties such as igniteability, corrositivity, carcinogenicity, toxicity, reproductive toxicity, "TCLP" toxicity or "EP" toxicity or words of similar import under any applicable Environmental Laws or publications promulgated pursuant thereto, (b) any oil, petroleum or petroleum derived substance, any drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, (c) any flammable substances or explosives or any radioactive materials, (d) asbestos in any form which is or, if not maintained, could become friable, electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million or (e) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority or may or could pose a hazard to the health and safety of the owners, occupants or Persons in the vicinity of the facilities.

     "Indebtedness" means, with respect to any Person, (a) any liability of such Person (i) for borrowed money or (ii) evidenced by a note, debenture or similar instrument (including a purchase money obligation) whether issued in connection with the acquisition of any property, assets (other than inventory or similar property acquired in the ordinary course of business), securities, or otherwise, except to the extent that any such liability constitutes a trade payable; (b) capitalized lease obligations of such Person; (c) any guarantee of, or lien on such Person's assets as a result of or to secure, any liability of others described in the preceding clauses (a) or
     (b); and (d) any amendment, renewal, extension or refunding of any liability of the types referred to in clauses (a), (b) and
     (c) above.

     "Ineligible FFC Receivable" means an Account Receivable or Note Receivable of FFC acquired from Borrower in connection with the Dealer Financing Program that is sixty-one (61) or more days past due with respect to payment.

     "Instrument" means:

          (a) any instrument, whether negotiable or nonnegotiable (including, without limitation, drafts, checks, acceptances, certificates of deposit and notes),

          (b)  any security and

          (c)  any other writing which:

               (i)  evidences a right to the payment of money,

               (ii) is not itself a security agreement or lease and

               (iii) is of a type which in the ordinary course of business is transferred by delivery with any necessary endorsement or assignment.

          "Inventory" means:

          (a) any inventory, including, without limitation, equipment manufactured by each Borrower or held for sale or lease, new accessories, parts and supplies,

          (b)  all Goods that are raw materials,

          (c)  all Goods that are work in process,

          (d) all Goods that are materials used or consumed in the ordinary course of a Person's business,

          (e) all Goods, including finished goods, that are, in the ordinary course of a Person's business, held for sale or lease or furnished or to be furnished under contracts of service, and

          (f) all substitutes and replacements for, and parts, accessories, additions, attachments or accessions to (a) through (e) above. Inventory shall be valued at the lower of actual cost or market, calculated on a first-in, first-out basis.

     "Liabilities" shall have the meaning provided for in Section 12 of this Agreement.

     "LIBOR Interest Period" means, with respect to any LIBOR Loan, the period commencing on the date such Loan is made, continued or converted and ending on the last day of such period as selected by Borrwer, and thereafter, each subsequent period commencing on the last day of of the immediately preceeding Interest Period and ending on the last day of such period as selected by Borrower. The duration of each LIBOR Interest period shall be one (1) month, two (2) months or three (3) months, in each case as the Borrower may select.

     "LIBOR Rate" means the rate per annum (rounded upwards, if necessary, to the next higher 1/16 of 1%), as determined by Bank which equals the average rate per annum at which deposits in United States dollars are offered for deposits of the maturity and amount in question, at 11:00 A.M. London time (or as soon thereafter as practicable) two Banking Days prior to the first day of the Contract Period in question, to Bank by prime banking institutions in any Eurodollar market reasonably selected by Bank.

     "LIBOR Loan"  means an Advance at bears interest at the LIBOR
     Rate.

     "LIBOR Reserve Requirements" means, for any LIBOR Interest Rate Period for any LIBOR Loan, the maximum reserves (whether basic, supplemental, marginal emergency or otherwise) prescribed by the Boad of Govenors of the Federal Reserve System ( or any successor) with respect to liabilities or assets consisting of or including "Eurocurrency liabilities" (as defined in Regulation D of the Board of Govenors of the Federal Reserve System) having a term equal to such LIBOR Interest Period.

     "Lien" means any mortgage, security interest, lien charge, encumbrance, pledge, deposit or conditional sale or other title retention agreement with respect to any property or asset.

     "Loan" or "Loans" means the credit to Borrower extended by Bank in accordance with this Agreement.

     "Loan Account" means an account maintained by Bank on its books, which will evidence all Loans, accrued interest thereon, other amounts due Bank with respect to such Loans and all payments thereof by Borrower.

     "Loan Documents" means this Agreement, the Note, the Security Instrument(s), the Mortgage and any other documents relating thereto.

     "Lock Box Agreement" shall have the meaning provided for in
     Section 5.14 of this Agreement.

     "Marks" shall mean all trademarks and service marks (registered or unregistered), all registrations, recordings and applications made, filed or recorded in the United States Patent and Trademark Office or any similar office or agency of any other governmental authority for trademarks or service marks, all other trademarks, trade names, fictitious business names, business names, company names, corporate names, business identifiers, trade styles, trade dress, service marks, logos or designs, and all other property or rights of similar nature, all renewals, reissues and extensions of any of the foregoing, the goodwill of Borrower's business symbolized by any of the foregoing, all licenses and license agreements with respect to any of the foregoing, and all Proceeds of and rights associated with any of the foregoing (including but not limited to all license royalties and all claims of right or priority of use, causes of action and rights to collect damages now or hereafter existing by reason of any past, present or future infringement or dilution of any of the foregoing or injury to the associated goodwill).

     "Multiemployer Plan" means a Pension Plan that is subject to the requirements of Subtitle E of Title IV of ERISA.

     "Net Worth" means, as at any date of determination, the sum of total assets of Borrower, on a first-in, first-out inventory cost basis, minus Total Liabilities, all of the foregoing as determined on a consolidated basis in conformity with GAAP.

     "Note"  means the Revolving Credit Note.

     "Notes Receivable" means an Account Receivable that is evidenced by an Instrument or Chattel Paper.

     "Obligations" means any of the following obligations, whether direct or indirect, absolute or contingent, secured or unsecured, matured or unmatured, originally contracted with Bank or another Person, and now or hereafter owing to or acquired in any manner partially or totally by Bank or in which Bank may have acquired a participation, contracted by any Borrower alone or jointly or severally with another Person:

          (a) any and all indebtedness, obligations, liabilities, contracts, indentures, agreements, warranties, covenants, guaranties, representations, provisions, terms and conditions of whatever kind, now existing or hereafter arising, and however evidenced, that are now or hereafter owed, incurred or executed by Borrower to, in favor of or with Bank (including, without limitation, those as are set forth or contained in, referred to in, evidenced by or executed with reference to this Agreement, the Loan Account, any promissory notes, letter of credit agreements, advance agreements, indemnity agreements, guaranties, lines of credit, mortgage deeds, security agreements, assignments, pledge agreements, hypothecation agreements, Instruments and acceptance financing, agreements) and including any partial or total extension, restatement, renewal, amendment and substitution thereof or therefor;

          (b) any and all claims of whatever kind of Bank against Borrower, now existing or hereafter arising including, without limitation, any arising out of or in any way connected with warranties made by any Borrower to Bank in connection with any Instrument deposited with or purchased by Bank; and

          (c)  any and all of Bank's Related Expenses.

     "Operating Account" means a Deposit Account with Bank designated as such by Borrower to Bank.

     "Organization" means a corporation, government or government subdivision or agency, business trust, estate, trust, partnership, association, two or more Persons having a joint or common interest and any other legal or commercial entity.



     "Patents" shall mean all patents, all registrations, recordings and applications made, filed or recorded in the United States Patent and Trademark Office or any similar office or agency of any other governmental authority for patents, and all other property or rights of similar nature, all renewals, reissues and extensions of any of the foregoing; all licenses and license agreements with respect to any of the foregoing, and all Proceeds of and rights associated with any of the foregoing (including but not limited to all license royalties and all claims of rights or priority of invention, causes of action and rights to collect damages now, or hereafter existing by reason of any past, present or future infringement or dilution of any of the foregoing.

     "PBGC" means the Pension Benefit Guaranty Corporation, or its successors.

     "Pension Plan" means an ERISA Plan that is a "pension plan"'
     (within the meaning of ERISA Section 3(2)).

     "Permit" means any permit, license, authorization, plan, directive, consent, or consent decree of or from any federal, state or local governmental authority, agency or court.

     "Permitted Indebtedness" means indebtedness incurred in connection with that certain Dealer Financing Program dated
     January 5, 1994, entered into by and between Borrower and FFC (herein called the "Dealer Financing Program").

     "Permitted Liens" means those Liens described in Exhibit E attached hereto and made a part hereof as well as liens related to purchase money security interests not to exceed thirty five thousand dollars ($35,000) in the aggregate and lines, if any, securing property obtained under operating leases not to exceed one hunderd thousand dollars ($100,000) in the aggregate.

     "Person" means an individual or an Organization.

     "Potential Default" means any condition, action or failure to act which, with the passage of time, service of notice, or both, will constitute an Event of Default under this Agreement.

     "Prime Rate" means the fluctuating rate of interest which is publicly announced from time to time by Bank at its principal place of business as being its "prime rate" or "base rate" thereafter in effect, with each change in the Prime Rate automatically, immediately and without notice changing the fluctuating interest rate thereafter applicable hereunder, it being agreed that the Prime Rate is not necessarily the lowest rate of interest then available from Bank on fluctuating rate loans;

     "Principals" means, collectively, John P. O'Brien, Leo L.
     Matthews and Richard E. Hojnacki.

     "Proceeds" means

          (a)  any proceeds and

          (b) whatever is received upon the sale, exchange, collection or other disposition of Collateral or Proceeds, whether cash or non-cash. Cash Proceeds includes, without limitation, moneys, checks and Deposit Accounts. Proceeds includes, without limitation, any Account arising when the right to payment is earned under a Contract Right, any insurance payable by reason of loss or damage to the Collateral, and any return or unearned premium upon any cancellation of insurance. Except as expressly authorized in this Agreement, Bank's right to Proceeds specifically set forth herein or indicated in any financing statement shall never constitute an express or implied authorization on the part of Bank to a Borrower's sale, exchange, collection or other disposition of any or all of the Collateral.

     "Related Expenses" means any and all costs, liabilities and expenses (including, without limitation, losses, damages, penalties, claims, actions, reasonable attorneys' fees (if and to the extent permitted by law), legal expenses, judgments, suits and disbursements) incurred by, imposed upon or asserted against Bank in any attempt by Bank:

          (a)  to obtain, preserve, perfect or enforce any Lien evidenced by
          (i) this Agreement or (ii) the Security Instruments and any other pledge agreement, mortgage deed, hypothecation agreement, guaranty, security agreement, assignment or security instrument executed or given by any Borrower to or in favor of Bank,

          (b) to obtain payment, performance and observance of any and all of the Obligations,

          (c) to maintain, insure, appraise, collect, repossess, preserve and dispose of any of the Collateral or to conduct Bank field exams, or

          (d) incidental or related to (a) through (c) above, including, without limitation, interest thereupon from the date incurred, imposed or asserted until paid at the rate payable as set forth in
          Section 2.1 of this Agreement pertaining to Advances.

     "Related Party" means any Person (a) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, a Borrower, (b) which beneficially owns or holds ten percent (10%) or more of the equity interest of a Borrower or (c) ten percent (10%) or more of the equity interest of which is beneficially owned or held by a Borrower.

     "Release" means any release, spill, emission, leaking, pumping, pouting, injection, escaping, deposit, disposal discharge, dispersal, leaching, or migration of Hazardous Materials into the indoor or outdoor environment (including, without limitation, the abandonment or disposal of any barrels, containers or other closed receptacles containing any Hazardous Materials), or into or out of any facility, including the movement of any Hazardous Material through the air, soil, surface water or groundwater.

          "Revolving Credit Loan" shall have the meaning provided for in Section 2.1 of this Agreement.

     "Revolving Credit Note" means the promissory note in the form of Exhibit A attached hereto, signed and delivered by Borrower to evidence its Indebtedness to Bank pursuant to Section 2.1 of this Agreement.


     "Security Instrument" means the documents listed on Exhibit B attached hereto, and any other documents signed and delivered from time to time to Bank in connection with Indebtedness owed by Borrower to Bank.

     "Security Agreement With Respect to Patents and Trademarks" means the Security Agreement which is encumbering Marks and Patents which is attached hereto as Exhibit E

     "Subsidiary" means any Person of which more than fifty percent (50%) of (a) the voting stock entitling the holders thereof to elect the Board of Directors, managers or trustees thereof or
     (b) the interest in the capital or profits of such Person is owned or controlled, directly or indirectly, by Borrower or one or more other Subsidiaries.

     "Tangible Net Worth" shall mean the Net Worth of Borrower, less the sum of Borrower's Related Party advances, intangible assets, organizational costs and goodwill, plus Subordinated
     Debt, all of the foregoing as determined on a consolidated basis in conformity with GAAP.

     "Termination Date" means June 30, 2003, or such earlier date on which the commitment of Bank to make Advances pursuant to
     Section 2.1 of this Agreement shall have been terminated pursuant to Sections 10 or 14 of this Agreement.

          "Total Liabilities" means, as at any date of determination, all obligations of Borrower which in accordance with GAAP would be treated as liabilities on the balance sheet, as determined on a consolidated basis in accordance with GAAP.

          "Vehicles" means those vehicles currently owned by Borrower and all cars, trucks and other vehicles hereafter acquired by Borrower.

          "Welfare Plan" means an ERISA Plan that is a "Welfare plan" (within the meaning of ERISA Section 3(l)).

1.   STATEMENT OF TERMS.

2.1  Revolving Credit Loan.

          (a) Subject to the terms and conditions of this Agreement, Bank shall, up to but excluding the Termination Date, make Advances to or for the account of Borrower from time to time up to but not exceeding an aggregate unpaid principal amount outstanding at any one time on Advances equal to the lesser of (A) the revolving credit facility approved for Borrower by Bank, which equals Three Million Dollars ($3,000,000), or (B) the Borrowing Base. Borrower may borrow, repay and reborrow such maximum amount of credit. The Borrowing Base or any one or more of the percentages of the Borrowing Base may be changed by Bank exercising its reasonable credit judgment upon thirty (30) days prior written notice to Borrower, which change(s) shall be effective on the thirty-first day after such notice is mailed by Bank to Borrower. Bank shall debit to the Loan Account the amount of each Advance made under this Agreement and all interest or other fees, costs, liabilities and expenses payable under this Agreement, and shall credit to the Loan Account each payment of (i) principal and interest paid on account of each Advance and (ii) other amounts payable under this Agreement by the appropriate entries. In the absence of clear and convincing evidence to the contrary, the Loan Account shall be conclusively deemed to be accurate as to (a) the principal amount and the rate of interest applicable to each Advance, and (b) each payment of principal and interest received by Bank applicable to each Advance. In the event of any discrepancy between the records of Bank and Borrower with regard to the Loan Account, the records of Bank shall prevail unless Borrower notifies Bank of an error within ten (10) Business Days after having discovered any such error or unless Borrower and Bank mutually agree to an appropriate change in such records. Borrower shall each execute and deliver to Bank the Revolving Credit Note to evidence all Advances under this Agreement. In the event Bank exercises its right under this subsection to decrease the Borrowing Base or any one or more of the percentages of the Borrowing Base, Borrower shall have the right to prepay the Revolving Credit Note without penalty or premium.

          (b) Advances shall bear interest through and including December 31, 2001 at either (i) a floating rate per annum equal to Prime Rate or
          (ii) the LIBOR Rate plus one and one half percent (1.5%) per annum and thereafter in accordance with the Applicable Interest Rate. In the event of any change in the Applicable Interest Rate, the rate of interest upon each Advance shall be adjusted to immediately correspond with such change, except such interest rate shall not exceed the highest rate permitted by law. Interest on Prime Rate Advances shall be payable monthly in arrears commencing on the first day of the month following the month in which such Advance is made and continuing on the first day of each consecutive month thereafter by debiting the Operating Account. Interest on LIBOR Rate advances shall be payable at thend of each LIBOR Interest Rate Period. LIBOR Advances shall be in the minimum amount of $ $250,000 and any greater amount that is a multiple of $ $100,000. Interest on the Advances shall accrue upon the average daily balance in Borrower's Loan Account during the preceding month with respect to all Advances. (Interest will be computed hereunder based upon a year of 360 days and the actual number of days elapsed). Bank shall use its best efforts to give Borrower notice prior to debiting the Operating Account.

          (c) Commencing on the date of this Agreement, Bank shall, subject to the terms and conditions of this Agreement, make Advances to or for the account of Borrower from time to time up to but not exceeding the Borrowing Base.

          (d) Borrower shall repay to Bank on the Termination Date the net balance in Borrower's Loan Account with respect to Advances.


   2.2. LETTERS OF CREDIT -- Borrower and Bank agree that Borrower may request the issuance of letters of credit (each a "Subject
   LC") having stated amounts in the aggregate not to exceed
   $1,000,000. Borrower agrees that any Subject LC amount shall reduce the availability of the Revolving Commitment.

    (a) REIMBURSEMENT -- Borrower agrees that in respect of any Subject LC, the Borrower shall execute and deliver to the Bank a reimbursement agreement in form and substance satisfactory to the Bank. Unless otherwise set forth in a reimbursement agreement, the issuance fees, commission and draw fees relating to such Subject LC shall be in accordance with the following:

                                   Standby LC's         Commercial/Import LC's

     Issuance Fee     $200                        $75.00
     Commission      flat 1% (per year)
     Draw Fee            $100/draw               % flat fee ($75.00 min)

     Such other fees as may be provided to Borrower from Bank from time to time in accordance with the fee schedule set forth on Attachment A hereto, as such fee schedule may be amended and/or supplemented from time to time.

     (b) SUBJECT LC LOAN BACK-UP -- Borrower agrees that in the event Borrower for any reason fails to make a timely reimbursement (together with interest, if any, thereon) to any Bank in respect of any draft or other item paid by such Bank, the Bank is irrevocably authorized in each case to prepare, to sign Borrower's name to, and to deliver on Borrower's behalf an appropriate Credit Request requesting a Series of Prime Loans in an aggregate amount equal to the reimbursement amount plus any interest thereon. The Bank agrees that on the specified date, the Bank will make the requested Prime Loans even if any Default Under This Agreement shall then exist and even if Borrower for any other reason would, but for this provision, then be not entitled to obtain any Subject Loan. Bank shall disburse all such loan proceeds directly to satisfy Borrower's aforesaid reimbursement liability.

     (c) UNCONDITIONAL OBLIGATION -- The obligation of the Bank to make, and of Borrower to pay, each Series of Prime Loans made pursuant to subsection (b) shall be absolute and unconditional and shall be performed under all circumstances, including (without limitation)

          (1)  any lack of validity or enforceability of any Subject
          LC,

          (2) the existence of any claim, offset, defense or other right that Borrower may have against the beneficiary of any Subject LC or any successor in interest,

          (3) the existence of any claim, offset, defense or other right that any Bank may have against Borrower or any of its Subsidiaries or against the beneficiary of any Subject LC or against any successor in interest owing to the foregoing,

          (4) the existence of any fraud or misrepresentation in the presentment of any or any draft or other item drawn and paid under any Subject LC or

          (5) any payment of any draft or other item by any Bank which does not strictly comply with the terms of any Subject LC provided such payment shall not have constituted gross negligence or willful misconduct.

 2.3 Other Provisions.

          (a) Upon the occurrence and during the continuance of an Event of Default, the interest rates payable by Borrower to Bank under this Agreement shall increase to a rate (the "Default Rate") per annum two (2) percentage points higher than the rate that would otherwise apply, except that the interest rates payable hereunder shall not exceed the highest rate permitted by law.

          (b) Borrower undertakes and agrees to pay Bank a commitment fee on the average daily unborrowed portion of Borrower's Revolving Credit Loan under Section 2.1(a) of this Agreement during the term of this Agreement at the rate of one quarter of one percent (1/4 of 1%) per annum (using a daily rate based upon a year of 360 days and charged for the actual number of days elapsed), payable in arrears on the first day of each month beginning on November 1, 2001, and upon termination or reduction of such Revolving Credit Loan. In addition, Borrower shall pay a monthly Collateral monitoring fee in the amount of One Hundred Fifty Dollars ($ 150) per month on the first day of each month commencing November 1, 2001.

          (c) If (i) there shall be introduced or changed any treaty, statute, regulation or other law, or there shall be any change in the interpretation or administration thereof by any central bank or other lawful governmental authority, or there shall be made any request from any central bank or other lawful governmental authority, which introduction, change or compliance shall (A) impose, modify or deem applicable any reserve or special deposit requirements against assets held by or deposits in or loans by Bank,
          (B) subject Bank to any tax, duty, fee, deduction or withholding,
          (C) change the basis of taxation of the overall net income of Bank or (D) impose, modify or deem applicable any capital adequacy or similar requirement (including, without limitation, any request or requirement which affects the manner in which Bank allocates capital resources to its commitments generally or those under this Agreement) and (ii) in Bank's sole opinion any such event (1) reduces the amount of any payment to be made to Bank under this Agreement or (2) reduces the rate of return on the capital of Bank that is reasonably allocable to Bank's commitments under this Agreement to a level below that which Bank would have achieved but for that event, then, upon Bank's demand, Borrower shall pay Bank from time to time such additional amounts as will compensate Bank for and indemnify it against such increased costs or reduced payment or reduced rate of return. Each demand shall be accompanied bv a certificate setting forth the amount to be paid and the computations used in determining the amount, which certificate shall be presumed to be correct as to the matters set forth therein in the absence of manifest error. In determining any such amount, Bank may use any reasonable averaging and attribution methods. Notwithstanding the foregoing, before Bank may require Borrower to compensate Bank for and indemnify it against any increased costs, reduced payment or reduced rate of return, Bank must first provide Borrower with written notice of (i) the occurrence such event, (ii) Bank's determination to seek compensation from Borrower in connection therewith and (iii) the terms of the Compensation sought. Upon receipt of the Notice and for a ninety (90) day period thereafter, Borrower may prepay the Loans without giving effect to the Compensation sought and without penalty or premium. If Borrower does not exercise this right to prepayment within the ninety (90) day time period provided, Borrower shall be obligated to pay Bank the Compensation specified in Notice, such Compensation shall become part of Borrower's Obligations.

1.   SECURITY INTEREST IN COLLATERAL.   In consideration of and as
security for the full and complete payment, performance and observance of all Obligations, Borrower does hereby (a) grant to Bank a security interest in the Collateral and (b) assign to Bank all of its right, title and interest (including, without limitation, all rights to payment) arising under or with respect to all Accounts Receivable, whether now owned or hereafter acquired or received by Borrower, but not including any duty, obligation or liability of the Borrower with respect thereto.

2.   REPRESENTATIONS AND WARRANTIES.   In order to induce Bank to
enter into this Agreement, Borrower, represents and warrants to Bank (which representations and warranties shall survive the execution of this Agreement and all Loans) that:

4.1  Organization: Corporate Power.

     (a) Borrower is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware,

     (b) Borrower has the corporate power and authority to own its properties and assets and to carry on its business as now being conducted,

     (c) Borrower is qualified to do business in Washington and Ohio and in every jurisdiction in which the failure to qualify would have a material adverse effect on Borrower, and

     (d) Borrower has the corporate power and authority to execute, deliver and perform its obligations under the Loan Documents and to borrow hereunder.

4.2  Authorization Of Borrowing.   The execution, delivery and
performance of the Loan Documents have been duly authorized by all requisite corporate action by Borrower.

4.3  No Conflict.   The execution, delivery and performance by
Borrower of the Loan Documents do not and will not (a) violate any provision of law, the violation of which would have a material adverse effect on business of Borrower, the Articles of Incorporation, the Code of Regulations or By-Laws of the Borrower,
(b) violate any order of any court or other agency of any federal or state government to which the Borrower is a party or by which its properties or assets are bound, (c) conflict with, result in a breach of, or constitute (with passage of time or delivery of notice or both), a default under any indenture, agreement or other instrument to which the Borrower is a party or by which its properties or assets are bound or (d) result in the creation or imposition of any Lien or other encumbrance of any nature whatsoever upon any of the properties or assets of the Borrower.

4.4  Execution Of Loan Documents.   The Loan Documents have been
duly executed and are valid and binding obligations of Borrower, fully enforceable in accordance with their respective terms.

4.5 Financial Condition. Borrower has furnished to Bank the following, each giving effect to the making of the initial Loans hereunder: the most recent audited financial statements covering the prior three (3) fiscal years.

4.6  Liabilities, Liens.   Borrower has not made any investment in,
advance to, or guarantee of, the obligations of any Person nor are any Borrower's properties or assets subject to any claims, liabilities (as that term is defined according to GAAP), or Liens except as disclosed in the financial statements referred to in
Section 4.5 of this Agreement and the related notes thereto and liabilities incurred since the date thereof in the ordinary course of business of a nature, type and amount consistent with those disclosed in such financial statements, except as set forth on
Schedule 4.5 Permitted Liens, attached hereto.

4.7  Litigation.   Other than as disclosed to Bank, there is no
action, suit, examination, review or proceeding by or before any governmental instrumentality or agency now pending or, to the knowledge of any Borrower, threatened against or affecting Borrower or any properties, assets or rights of Borrower, which, if adversely determined, would materially impair the right of Borrower to carry on its business as now being conducted or as contemplated following the Closing or which would materially adversely affect the financial condition of such Borrower.

4.8  Payment of Taxes.   Borrower has filed, as a part of the Pubco
Corporation filing, or caused to be filed, all federal, state, local and foreign tax returns required to be filed by it, and has paid, or caused to be paid, all taxes as are shown on such returns, or on any assessment received by it, to the extent that such taxes have become due, except as otherwise contested in good faith. Borrower has set aside proper amounts on its books, determined in accordance with GAAP, for the payment of all taxes for the years that have not been audited by the respective tax authorities and for taxes being contested by it. Borrower has a calendar tax year for federal income tax purposes.

4.9  Agreements.   To the best of Borrower's knowledge, Borrower is
not a party to any agreement or other instrument or subject to any other restriction which materially and adversely affects or could materially and adversely affect its business, properties, assets, operations or condition, financial or otherwise, and, except for those items listed on Schedule 4.9, Borrower is not in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which it is a party, which default could adversely affect the business, properties, assets, or financial condition of it.

4.10 Licenses. Borrower has all licenses, franchises, consents, approvals and authorizations required in connection with the conduct of its business, the absence of which would have a material adverse effect on the conduct of its business, and all such licenses, franchises, consents, approvals and authorizations are in full force and effect..

4.11 Regulatory Status.   To the best of Borrower's knowledge,
except as set forth on Schedule 4. 1 1 attached hereto, Borrower is not in violation of any statute, ordinance, law, rule, regulation or order of the United States of America, or any federal, state, county, municipal or other governmental agency or authority applicable to it, its properties or the conduct of its business which violation could reasonably be expected to have a material adverse effect on its business. Neither the making nor the performance of this Agreement, nor any extension of credit hereunder, requires the consent or approval of any governmental instrumentality, political subdivision, regulatory or administrative agency or any court of competent jurisdiction..

4.12 Subsidiaries.   The Borrower has no Subsidiaries.

4.13 Employee Benefits Plans.   Upon the request of the Bank,
Borrower shall provide Bank with copies of its ERISA Plans, if any. Borrower is not aware of any ERISA Event that has occurred or is expected to occur with respect to any ERISA Plan of Borrower. Full payment has been made of all amounts which a Controlled Group member is required, under applicable law or under the governing documents, to have paid as a contribution to or a benefit under each ERISA Plan of Borrower. The liability of Borrower with respect to each ERISA Plan of Borrower has been fully funded based upon reasonable and proper actuarial assumptions, has been fully insured, or has been fully reserved for on its financial statements.

No changes have occurred or are expected to occur that would cause a material increase in the cost of providing benefits under each ERISA Plan, other than a Multiemployer Plan and would have a material adverse effect on the Borrower. With respect to each ERISA Plan, other than a Multiemployer Plan, that is intended to be qualified under Code Section 401(a): (i) the ERISA Plan and any associated trust operationally comply with the applicable requirements of Code Section 401(a), (ii) the ERISA Plan and any associated trust have been amended to comply with all such requirements as currently in effect, other than those requirements for which a retroactive amendment can be made within the "remedial amendment period" available under Code Section 401(b) (as extended under Treasury Regulations and other Treasury pronouncements upon which taxpayers may rely),
(iii) the ERISA Plan and any associated trust have received a favorable determination letter from the Internal Revenue Service stating that the ERISA Plan qualifies under Code
Section 401(a), that the associated trust qualifies under Code
Section 501(a) and, if applicable, that any cash or deferred arrangement under the ERISA Plan qualifies under Code Section 401(k), unless the ERISA Plan was first adopted at a time for which the above-described "remedial amendment period" has not yet expired, (iv) the ERISA Plan currently satisfies the requirements of Code Section 410(b), without regard to any retroactive amendment that may be made within the above-described "remedial amendment period", and (v) no contribution made to the ERISA Plan is subject to an excise tax under Code
Section 4972. The "accumulated benefit obligation" of Borrower with respect to its Pension Plan (as determined in accordance with Statement of Accounting Standards No. 87, "Employers" Accounting for Pensions") does not exceed the fair market value of Pension Plan assets plus accrued pension expense (as determined in accordance with such statement) as set forth in Borrower's balance sheet.

4.14 Eligible Accounts Receivable and Eligible Inventory.   Each
Eligible Account Receivable, Eligible Note Receivable, Eligible Dating Receivable and all Eligible Inventory, Eligible Finished Goods Inventory and Eligible Parts Inventory included within the aggregate amount of Eligible Accounts Receivable, Eligible Note Receivable, Eligible Dating Receivable and Eligible Inventory, Eligible Finished Goods Inventory and Eligible Parts Inventory set forth on each Borrower's Certificate now or hereafter furnished to Bank meets or, as of the date stated thereon, all eligibility requirements specified in the definitions set forth in Section 1.2 of this Agreement.

4.15 Liens.   Except for any Liens granted to or in favor of Bank or
permitted by the Security Instruments or Permitted Liens, Borrower is and as to Collateral to be acquired after the date hereof will be, the owner of all of its respective properties and assets which constitutes Collateral free from any Liens and Borrower shall defend the Collateral against all claims and demands of all Persons at any time claiming the same or any interest therein.

4.16 Information Accurate and Correct.   No statement,
representation or warranty made by Borrower in or pursuant to this Agreement or the Exhibits hereto'or any other document furnished by Borrower to Bank contains or will contain any untrue statement of a material fact, nor knowingly omits or will knowingly omit to state a material fact necessary to make such statement not misleading.

4.17 Office.   The office where Borrower keeps all of its records
pertaining to its respective Accounts and Contract Rights is located at: 3900 Kelley Avenue, Cleveland, Ohio 44114.

4.18 Places of Business.   Borrower has places of business only at
the following locations:  3900 Kelley Avenue, Cleveland, Ohio
44114.

4.19 Location.   Borrower's Location is as set forth in Section 4.17
of this Agreement.

4.20 Perfection of Liens.   Borrower has taken (or will take prior
to Bank's making any Loans) all action necessary (except filing the UCC-1 Financing Statements and the Security Instruments to be executed and delivered by Borrower to Bank for filing) to insure that the Liens granted to Bank hereunder shall constitute perfected Liens and security interests in and to the Collateral in favor of Bank, prior to any and all other liens and security interests on the Collateral, other than Permitted Liens and Liens with respect to which Borrower delivers releases to Bank prior to Bank's making an Advance or Loan.

4.21 Investment Company Act.   Borrower is not (a) an investment
company, as that term is defined in the Investment Company Act of 1940, as amended, (b) directly or indirectly controls nor is controlled by a company which is an investment company and (c) otherwise subject to regulation under such act.

4.22 Federal Reserve Regulation U Compliance.   None of the proceeds
of the Loans will be used by Borrower for the purpose of purchasing or carrying any margin stock, as that term is defined in 12 Code of Federal Regulations, Section 221.3, or to extend credit to others for the purpose of purchasing or carrying any margin stock.
Borrower is not in the business of extending credit for the purpose of purchasing or carrying margin stock, and Borrower shall not take any action that would result in any noncompliance of the Loans with Regulations U and X of the Board of Governors of the Federal Reserve System.

4.23  Intnetionally left blank

4.24 Business and Trade Names.   Except as set forth in Schedule
4.24 attached hereto, Borrower has not operated under, used or done business under any trade or fictitious name other than its corporate name and Allied Steel and Tractor Products, Inc.

4.25 Defaults.   Except as disclosed in Schedule 4.25 attached
hereto, no Event of Default or Potential Default now exists.

4.26 Capitalization.   All shares of issued and outstanding capital
stock of Borrower are held beneficially and of record as set forth on Schedule 4.26 attached hereto. All of the issued and outstanding shares of capital stock of Borrower have been duly and validly issued and are fully paid and nonassessable. None of the securities of Borrower have been issued in violation of the Securities Act of 1933, as amended, or the securities or "Blue Sky" or any other applicable laws, rules or regulations of any applicable jurisdiction. Except as described on Schedule 4.26 attached hereto, Borrower has no commitment or obligation, either firm or conditional, to issue, deliver, purchase or sell, under any offer, stock option agreement, stock bonus agreement, stock purchase plan, stock incentive plan, compensation plan, warrant, conversion rights, contingent share agreement, shareholders agreement or otherwise, any shares of its capital stock or other equity securities or securities convertible into shares of capital stock.

4.27 Solvency.   Borrower has capital sufficient to carry on its
business and transactions and all business and transactions in which it is about to engage, and is now solvent and able to pay its debts as they mature, and Borrower now owns property having a value, both at fair valuation and at present fair salable value, greater than the amount required to pay its debts.

4.28 Patents, Trademarks, Etc.   Borrower possesses adequate assets,
licenses, patents, patent applications, copyrights, trademarks, trademark applications, trade styles and trade names to continue to conduct its business as heretofore conducted by it. "Designated Marks and Patents" shall mean the Marks and Patents set forth in
Schedule 4.28 attached hereto. The Designated Marks and Patents constitute all material Marks as of the date hereof that are registered, or for which an application for registration has been filed, with any governmental authority. The Borrower is the beneficial owner of all right, title and interest in the Designated Marks and Patents and is the registered owner of all the items referred to in Schedule 4.28, and has the right to use, license, sublicense or assign the Designated Marks and Patents without any requirement to obtain the consent of, any other Person. All of the federal Designated Marks and Patents listed on Schedule 4.28 have been duly registered in the United States Patent and Trademark Office or an application for such registration has been filed in the United States Patent and Trademark Office.

4.29 Intentionally Omitted.

4.30 Public Utility Holding Company Act.   Borrower is not a
"holding company" or a "subsidiary company" of a "holding, company" or an "affiliate" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

4.31 Environmental Protection.

     (a) To the best of Borrower's knowledge, the operations of Borrower (including, without limitation, all operations and conditions at or in its facilities) (i) comply with all Environmental Laws which limit the Release of Hazardous Materials, and (ii) comply with all Environmental Laws, the violation of which would have a material adverse effect on it;

     (b) To the best of Borrower's knowledge, Borrower has obtained all Permits under Environmental Laws necessary to its operations, and all such permits are in good standing, and Borrower is in compliance with all terms and conditions of such Permits;

     (c) Borrower has received no written notice or claim to the effect that it is or may be liable to any Person as a result of the Release or threatened Release of any Hazardous Materials or any letter or written request for information under Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9604) or comparable state laws and none of the operations of any Borrower is the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a Release or threatened Release of any Hazardous Material at any of its facilities or at any other location;

     (d) None of the operations of Borrower is subject to any judicial or administrative proceeding alleging the violation of or liability under any Environmental Laws;

     (e) Neither Borrower nor any of its facilities or operations are subject to any outstanding written order or agreement with any governmental authority or private party relating to any Environmental Laws or any Environmental Claims;

     (f) To the best of Borrower's knowledge, Borrower has no contingent liability in connection with any Release of any Hazardous Materials that would have a material adverse effect on it; and

     (g) No Hazardous Material exists on, under or about any facility of Borrower or were used in the construction of any such facility in a manner that could give rise to an Environmental Claim having a material adverse effect on it, and no Borrower has filed any notice or report of a Release of any Hazardous Materials that could give rise to an Environmental Claim.

4.32 Consents.   Borrower has duly obtained the consents, permits,
licenses, approvals or authorizations of, or effected the filing, registration or qualification with, any entity which is required to be obtained or effected by Borrower prior to the execution and delivery of this Agreement and the other Loan Documents.

4.33 Absence of Material Adverse Changes.   Except as previously
disclosed in Schedule 4.5, Borrower or Principals thereof are not aware of any fact, condition or thing which may have a material adverse impact upon the business, properties, operations, prospects or conditions, financial or otherwise, of Principals or Borrower.

1.   AFFIRMATIVE COVENANTS.   Borrower undertakes, covenants, and
agrees that, until the full and complete payment, performance and observance of all Obligations:

5.1 Accounting: Financial Statements and Other Information. Borrower shall maintain a standard system of accounting, established and administered in accordance with the Borrower setting forth the details of the event and the action the Borrower or another Controlled Group member proposes to take with respect thereto; and GAAP consistently followed throughout the periods involved, and shall set aside on its books the proper amounts (subject to year-end adjustments) or accruals for depreciation, obsolescence, amortization, bad debts, current and deferred taxes, prepaid expenses and for such other purposes as shall be required by GAAP. Borrower shall deliver to Bank:

     (a) As soon as practicable after the end of each month in each year, and in any event within twenty (20) days thereafter, a balance sheet of Borrower as of the end of such month, and statements of income and cash flows and shareholders' equity of Borrower for such month, certified as complete and correct by the principal financial officer of Borrower, subject to changes resulting from year-end adjustments;

     (b) As soon as practicable after the end of each fiscal year, and in any event within ninety (90) days thereafter, a balance sheet of Borrower as of the end of such year, and statements of income and cash flows and shareholders' equity of Borrower for such year, as audited, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and certified without qualification by independent certified public accountants of recognized standing, selected by Borrower and acceptable to Bank, which financial statements shall be prepared in accordance with GAAP consistently applied;

     (c) Together with each set of financial statements required by subparagraphs (a) and (b) above, a certificate by the chief financial officer or other authorized officer of Borrower stating whether or not, to the best of such officer's knowledge, there exists any Event of Default or Potential Default, specifying the nature and period of existence thereof and what action, if any, Borrower has taken, is taking or proposes to take with respect thereto;

     (d) As soon as practicable after the end of each month and in any event within twenty (20) days thereafter, Borrower shall furnish to Bank in form and substance acceptable to Bank (i) reports designated as "Aging Report of Accounts Receivable" and "Aging Report of Accounts Payable", each substantiated by detailed supporting schedules, (ii) a schedule of its Inventory (detailing Eligible Finished Goods Inventory and Eligible Parts Inventory) showing the cost or market value (calculated on a first-in, first-out basis) thereof, whichever is lower, (iii) a schedule of Notes Receivable detailing whether or not each note Receivable is currentand (iv) such other reports as Bank may reasonably request, which shall be prepared in accordance with GAAP consistently applied;

     (e) As soon as practicable, and in any event within twenty (20) days, after Borrower becomes aware that an ERISA Event materially adverse to Borrower has occurred, the Borrower shall provide Bank with notice of such ERISA Event in the form of a certificate by the chief financial officer or other authorized officer of the Borrower setting forth the details of the event and the action the Borrower or another Controlled Group member proposes to take with respect thereto, and

     (f) Promptly, such other data and information as from time to time may be reasonably requested by Bank.

5.2  Insurance: Maintenance of Properties.   Borrower shall obtain,
and at all times maintain, insurance upon its Insurable Collateral in such form, written by such companies, in such amounts, for such periods, and against such risks as may be acceptable to Bank, with provisions acceptable to Bank for payment of all losses thereunder to Bank and it, as their interests may appear (loss payable endorsement in favor of Bank), and, if required by Bank, Borrower shall furnish a schedule of all insurance carried by it to Bank or deposit the policies with Bank. Any such policies of insurance shall provide for no less than ten (10) days prior written amendment or cancellation notice to Bank. Any sums received by Bank in payment of insurance losses, returns or unearned premiums under the policies may, at the option of Bank, be applied upon any Obligation whether or not the same is then due and payable, or may be delivered to Borrower for the purpose of replacing, repairing or restoring such Collateral. Notwithstanding the foregoing, Bank shall deliver such sums to Borrower for the purpose of replacing, repairing and restoring its such Collateral if (a) no Event of Default or Potential Default shall have occurred and be continuing, and (b) such sum is not in excess of One Hundred Thousand Dollars ($100,000). Borrower hereby assigns to Bank any return of unearned premium, to the extent applicable to Borrower, which may be due upon cancellation of any such policies for any reason and directs the insurers to pay Bank any amount so due. Bank, or Bank's designated agent, is hereby constituted and appointed Borrower's attorney-in-fact to (either in the name of Borrower or in the name of Bank), make adjustments of all insurance losses, sign all applications, receipts, releases and other papers necessary for the collection of any such loss and any return of unearned premium, execute proofs of loss, make settlements, and endorse and collect all Instruments payable to Borrower or issued in connection therewith. Notwithstanding any action by Bank hereunder, any and all risk of loss or damage to such Collateral to the extent of any and all deficiencies in the effective insurance coverage thereof is hereby expressly assumed by Borrower. Borrower shall maintain, in good repair, working order and condition, all Collateral used in its business.

5.3  Existence, Business.   Borrower shall cause to be done all
things commercially reasonable to preserve and keep in full force and effect its existence and rights, to conduct its business in a prudent manner, and to maintain in full force and effect, and renew from time to time, its franchises, permits, licenses, patents and trademarks that are necessary to operate its business. Borrower shall comply in all material respects with all valid laws and regulations now in effect or hereafter promulgated by any properly constituted governmental authority having jurisdiction; provided, however, Borrower shall not be required to comply with any law or regulation which it is contesting in good faith by appropriate proceedings as long as either the effect of such law or regulation is stayed pending, the resolution of such proceedings or the effect of not complying with such law or regulation does not jeopardize any franchise, permit, license, patent or trademark necessary to its business.

5.4  Payment of Taxes.   Borrower shall pay all taxes, assessments,
and other governmental charges levied upon any of its properties or assets or in respect of its franchises, business, income, or profits before the same become delinquent, except that no such taxes, assessments or other charges need be paid if contested by it in good faith and by appropriate proceedings promptly initiated and diligently conducted and if it has set aside proper amounts, determined in accordance with GAAP, for the payment of all such taxes, assessments and other charges.

5.5  Adverse Changes.   Borrower shall promptly notify Bank in
writing of any material adverse change in the condition, business, and, to the extent reasonably foreseeable, of any material adverse change in the financial prospects of it.

5.6  Notice of Default.   Borrower shall promptly notify Bank of any
Event of Default or Potential Default and any demands made upon it by any Person for the acceleration and immediate payment of any Indebtedness owed to such Person.

5.7  Notification.   Borrower shall promptly provide Bank with prior
written notification of:

     (a) any change in any location where its Inventory or Equipment is maintained, and anv new locations where its Inventory or Equipment is to be maintained,

     (b) any change in the location of the office where its records pertaining to its Accounts and Contract Rights are kept,

     (c) the location of any new place of business and the changing or closing of any existing place of business,

     (d)  any change in Borrower's Location, and

     (e)  any change in its name.

5.8  Inspection.   Borrower shall (a) make available for
examination, inspection and copying by duly authorized representatives of Bank, during normal business hours, its books, records and properties (including Inventory and Equipment) when reasonably requested to do so, (b) furnish Bank such information as Bank may request regarding its business affairs and financial condition within a reasonable time after written request therefor and (c) at all reasonable times allow Bank by its duly authorized representatives to arrange for verification of its Accounts Receivable, under reasonable procedures, directly with Account Debtors or by other methods.

5.9  Additional Statements.   Borrower shall promptly furnish Bank
upon reasonable request (a) additional statements and information with respect to the Collateral, and all writings and information relating to or evidencing any of its Accounts Receivable, computer printouts or typewritten reports listing the mailing addresses of all present Account Debtors and (b) any other writings and information as Bank may request including, without limitation, financing statements, so as to completely vest in and ensure to Bank its rights hereunder and in or to the Collateral. If certificates of title are issued or outstanding with respect to any of its Inventory or Equipment, each Borrower shall cause the interest of Bank to be properly noted thereon at its expense. If any of its Accounts Receivable arise out of contracts with or orders from the United States or any of its departments, agencies or instrumentalities, Borrower shall immediately notify Bank in writing of same and shall execute any writing or take any action required by Bank with reference to the Federal Assignment of Claims Act.

5.10 Cash Flow.

     (a) Borrower shall maintain an Operating Cash Flow Coverage Ratio, which shall be calculated at the end of the fiscal period of Borrower ending closest to the end of each calendar quarter identified below based upon a cumulative calendar year calculation of 1.05 to 1.00.

5.11 Closing Expenses, Costs.   Within thirty (30) days after the
date hereof, Borrower shall reimburse Bank for all out-of-pocket expenses and costs incurred by Bank and any other bank or financial institution that participates in the Loans in connection with the Loans including, without limitation, title examination fees, UCC searches, survey costs, title charges and preliminary appraisal fees, the fees and expenses of counsel to Bank (and any other bank or financial institution that participates in the Loans).

5.12 Environmental Disclosure and Inspection.

     (a) Borrower shall promptly advise Bank in writing and in reasonable detail of (i) any Release of any Hazardous Materials required to be reported to any federal, state or local governmental or regulatory agency under any applicable Environmental Laws, (ii) any and all written communications with respect to Environmental Claims or any Release of Hazardous Materials required to be reported to any federal, state or local governmental or regulatory agency,
     (iii) any remedial action taken by the Borrower or any other Person in response to (A) any Hazardous Materials on, under or about any facility, the existence of which could result in an Environmental Claim having a material adverse effect on the Borrower or (B) any Environmental Claim that could have a material adverse effect on the Borrower, (iv) the Borrower's discovery of any occurrence or condition on any real property adjoining or in the vicinity of any facility that could cause such facility or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use thereof under any Environmental Laws, and (v) any request for information from any governmental agency that indicates such agency is investigating whether Borrower may be potentially responsible for a Release of Hazardous Materials.

5.13 Hazardous Materials: Remedial Action. Borrower shall promptly take, and shall cause each of its Subsidiaries promptly to take, any and all necessary remedial action required by all applicable
Environmental Laws, and shall perform such action in accordance with all Environmental Laws and Permits.

5.14 Lock Box Account.   Borrower shall establish a lock box account
(the "Lock Box Agreement") with Bank, or another financial institution acceptable to Bank and Borrower.

5.15 Trademarks and Patents.   Borrower shall (a) act prudently and
in good faith with respect to the preservation of its rights in the Marks and Patents, (b) taking into account the value of the Marks and Patents and giving consideration to the Borrower's relationships with its customers, take all actions reasonably necessary or appropriate to preserve, protect and defend Borrower's rights in and ownership of the Marks and Patenti, and (c) notify Bank in writing, with reasonable supporting detail, of each pending or, to Borrower's knowledge, threatened, action, suit, proceeding, claim or assertion that Borrower's use of any of the Marks or Patents violates the rights of any third party, to the extent that such action, suit, proceeding, claim or assertion, if adversely decided or resolved, would have a material adverse effect.

Without limitation of any other provision of this Agreement, (i) Borrower shall execute, for delivery and filing with the United States Patent and Trademark Office in connection with the Closing, a Security Agreement with respect to Patents, Trademark and Licenses, in substantially in the form set forth in Exhibit K attached hereto, duly completed, with respect to all of the Designated Marks or Patents in existence on the attached, and (ii) thereafter, Borrower shall not, and shall not permit any of its agents, employees, licensees or designees, to file an application for the registration of any Mark or Patent with the United States Patent and Trademark Office or any similar office or agency of any other goverrunental authority unless it promptly informs Bank thereof and, upon request of Bank from time to time, executes and delivers to Bank an appropriate instrument in substantially the form of Exhibit K hereto or such other form as Bank may request from time to time, for filing with the appropriate office or agency.

1.   NEGATIVE COVENANTS.   Borrower undertakes, covenants and agrees
that, until the full and complete payment, performance and observance of all Obligations:

6.1  Sale or Purchase of Assets.  Merger or Consolidation.
Borrower shall not, directly or indirectly, (a) purchase, lease or otherwise acquire any assets except in the ordinary course of business or as otherwise permitted by any provision of this Agreement, or, (b) sell, lease, transfer or otherwise dispose of any plant or any manufacturing facility or other properties or assets except for (i) properties and assets sold for full and adequate consideration which the Board of Directors or senior management of Borrower has determined to be worn out, obsolete or no longer needed or useful in its business and which, in the aggregate, do not exceed Seventy-Five Thousand Dollars ($75,000.00) in value during any fiscal year of Borrower and (ii) Inventory sold in the ordinary course of business provided that the Borrower receives full and adequate consideration in exchange for such properties and assets. Notwithstanding the foregoing, in no event shall Borrower merge or consolidate with or into, or enter into any merger or consolidation agreement with any other Person withoutBank's prior written consent.

6.2  Liens.   Borrower shall not, directly or indirectly, create,
incur, assume or permit to exist any Lien with respect to any property or asset of the Borrower now owned or hereafter acquired other than:

     (a) Liens for taxes or governmental assessments, charges or levies the payment of which is not at the time required by Section 5.4 of this Agreement,

     (b) Liens imposed by law, such as liens of landlords, carriers, warehousemen, mechanics and materialmen arising in the ordinary course of business for sums not yet due or being contested by appropriate proceedings promptly initiated and diligently conducted, provided the Borrower has set aside proper amounts, determined in accordance with GAAP, for the payment of all such sums,

     (c) Liens incurred in the ordinary course of business in connection with worker's compensation, unemployment insurance and other similar programs, or to secure the performance of tenders, statutory obligations and surety and appeal bonds, or to secure the performance and return of money bonds and other similar obligations, but excluding Indebtedness, and

     (d)  Liens in favor of Bank or permitted by the Security
     Instruments;

     (e)  Permitted Liens.

6.3  Indebtedness.   Borrower shall not, directly or indirectly,
create, incur or assume any Indebtedness, or otherwise become liable with respect to any Indebtedness, other than:

     (a) Indebtedness now or hereafter payable, directly or indirectly, by the Borrower to Bank,

     (b) Indebtedness to officers and employees of the Borrower, not to exceed $ 50,000 in the aggregate,

     (c)  Capitalized leases or expenditures to the extent permitted by
     Section 6.11 of this Agreement,

     (d)  Subordinated Debt, and
     (e)  Permiited Indebtedness

6.4  Investments: Loans: Dividends.   Borrower shall not, directly
or indirectly, (a) form or acquire any Subsidiary, (b) purchase or otherwise acquire or own any stock or other securities of any other Person, (c) make or permit to be outstanding any loan or advance (other than trade advances in the ordinary course of business) or enter into any arrangement to provide funds or credit to any ' other Person (except that the Borrower may purchase or otherwise acquire and own marketable U.S. Treasury and agency obligations, certificates of deposit and bankers' acceptances issued or created by any domestic commercial bank) or (d) pay or declare dividends in any fiscal year (except for the following: (i) payments pursuant to a tax sharing agreement with Pubco Corporation, in form and substance acceptable to Bank, so long as amount paid is equivalent to the amount that would have been paid by Borrower in taxes, if Borrower had filed a separate return, and/or (ii) dividends declared by Borrower, provided that no Event of Default would exist following the payment of such dividends).

6.5  Guaranties.   Except for guarantees to Bank, Borrower shall not
guarantee, directly or indirectly, or otherwise become surety (including, without limitation, liability by way of agreement, contingent or otherwise, to purchase, to provide funds for payment, to supply funds to or otherwise invest in any Person, or enter into any working capital maintenance or similar agreement) in respect of any obligation or Indebtedness of any other Person, except guaranties by endorsement of negotiable instruments for deposit, collection or similar transactions in the ordinary course of business.

6.6  Leverage.   Borrower shall not permit the ratio of its Adjusted
Debt to its Tangible Net Worth, measured and reviewed monthly, to exceed 2.00 to 1.00 at any time..

6.7  Intentionally left blank.

6.8  Use of Collateral.   Borrower shall not use any Collateral in
violation of any applicable statute, ordinance or regulation.

6.9   Intentionally left blank.

6.10 Transactions with Related Parties.

     (a) Borrower shall not, without Bank's prior written consent, enter into or become a party to any transaction or arrangement including, without limitation, the purchase, sale, lease or exchange of property or the rendering of any service, with any Related Party, except for any lease or arrangement with Pubco Corporation and except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's business and upon fair and reasonable terms no less favorable to Borrower than would obtain in a comparable arm's-length transaction with a Person not a Related Party.

6.11 Capitalized Expenditures.   Borrower shall not make capitalized
expenditures or contracts for capitalized expenditures including capitalized leases which are capitalized on the books of the Borrower (excluding expenditures of insurance proceeds), in an aggregate amount in excess of Three Hundred Thousand Dollars ($300,000) during any calendar year thereafter, unless such expenditures are fully paid for by insurance proceeds in accordance with this Agreement.

6.12 Obligations to Bank.   Borrower shall not permit its aggregate
Obligations to Bank pursuant to Section 2.1 hereof at any time to exceed the Borrower's currently approved Revolving Credit Loan.

6.13 Pension Plans.   Except as provided in Schedule 4.13, Borrower
does not sponsor, maintain or contribute any Pension Plan subject to Title IV of ERISA.

6.14 Change of Ownership and Management.   Until the Loans are
repaid in full, each of the shareholdings of the shareholders of Borrower shall not be reduced by more than 10% of their shareholdings. Borrower shall give Bank prompt written notice of the death, disability or discharge from. employment as an executive officer of Borrower of any Principal. Without first obtaining the written consent of Bank, none of the shareholders of Borrower shall allow any restriction, lien or encumbrance to be imposed upon the capital stock of Borrower except any pledge to Bank.

6.15 Fiscal Year.   Borrower shall not change its fiscal year-end
without sixty (60) days prior written notice to Bank and Bank's written approval thereof

1.   COLLECTION AND RECEIPT OF PROCEEDS BY BORROWER.

     (a) Prior to exercise by Bank of its rights under Section 8 of this Agreement, and except as provided in Subsection 7(b) of this Agreement, both (i) the lawful collection and enforcement of each of the Borrower's Accounts Receivable and (ii) the lawful receipt and retention by Borrower of all Proceeds of all of its Collateral, including Accounts Receivable and Inventory shall be as Bank's agent. Borrower shall cause all remittances representing collections and Proceeds of Collateral to be mailed or delivered to Borrower's Lock Box Account, to which Bank shall have access for processing such items in accordance with the provisions, terms and conditions of the Lock Box Agreement. All such lawful collections of Borrower's Accounts Receivable and such Proceeds of each Borrower's Accounts Receivable and Inventory which are received by Borrower, shall be remitted daily by Borrower to Bank in the form in which they are received by the Borrower, either by mailing or by delivering such collections and Proceeds to Bank, appropriately endorsed for deposit in the Cash Collateral Account. Borrower shall not commingle such collections or Proceeds with any of its other funds or property, but shall hold such collections and Proceeds separate and apart therefrom upon an express trust for Bank. Bank may, in its sole discretion, at any time and from time to time, apply all or any portion of the account balance in the Cash Collateral Account as a credit to any Obligations allowing one (1) day for collection and clearance of remittances; provided, however, that, in the event the Bank applies any Proceeds from the Cash Collateral Account and such payment includes uncollected funds, Borrower shall incur a charge for those uncollected funds at the rate payable on Advances. If any remittance shall be dishonored, or if, upon final payment, any claim with respect thereto shall be made against Bank on its warranties of collection, Bank may charge the amount of such item against the Cash Collateral Account or any other Deposit Account maintained t)y the Borrower with Bank, and, in any event, retain same and Borrower's interest therein as additional security for the Obligations. In such event, no allowance is made for collection and clearance. The Bank may, in its sole discretion, release funds from the Cash Collateral Account to Borrower for use in the Borrower's business. The balance in the Cash Collateral Account may be withdrawn by the Borrower upon termination of this Agreement.

     (b)  With respect to each Borrower's Instruments, Chattel Paper and
     Documents:

          (i) Borrower shall daily deliver, or cause to be delivered, to Bank all of Borrower's Instruments, Chattel Paper and Documents, appropriately endorsed either, at Bank's option, (A) to Bank's order, without limitation or qualification, or (B) for deposit in the Cash Collateral Account. Bank, or Bank's designated agent, is hereby constituted and appointed the Borrower's attorney-in-fact with authority and power to endorse any and all Instruments, Documents and Chattel Paper upon the Borrower's failure to do so. Such authority and power, being coupled with an interest, shall be
          (A) irrevocable until all Obligations are paid, performed and observed in full, (B) exercisable by Bank at any time and without any request upon the Borrower by Bank to so endorse and (C) exercisable in Bank's name or the Borrower's name,

          (ii) Borrower hereby waives presentment, demand, notice of dishonor, protest, notice of protest, and any and all other similar notices with respect thereto, regardless of the form of any endorsement thereof, and

          (iii) Bank shall not be bound or obligated to take any action to preserve any rights therein against prior parties thereto.

1.   COLLECTION AND RECEIPT OF PROCEEDS BY BANK.   Borrower hereby
constitutes and appoints Bank, or Bank's designated agent, as its attorney-in-fact to exercise, at any time, all or any of the following powers which, being coupled with an interest, shall be irrevocable until the complete and full payment, performance and observance of all Obligations:

     (a) to receive, retain, acquire, take, endorse, assign, deliver, accept and deposit, in Bank's name or the Borrower's name, any and all of the Borrower's cash, Instruments, Chattel Paper, Documents, Proceeds of Accounts Receivable, Proceeds of Inventory, and any other writings relating to any of the Collateral,

     (b) (i) to transmit to Account Debtors, on any or all of the Borrower's Accounts Receivable, notice of assignment to Bank thereof and Bank's security interest therein, and (ii) to request from such Persons at any time, in Bank's name or in the Borrower's name, information concerning the Borrower's Accounts Receivable and the amounts owing thereon,

     (c) to transmit to purchasers of any or all of the Borrower's Inventory, notice of Bank's security interest therein, and to request from such Persons at any time, in Bank's name or in the Borrower's name, information concerning the Borrower's Inventory and the amounts owing thereon by such purchasers,

     (d) upon an Event of Default or Potential Default, to notify and require Account Debtors on the Borrower's Accounts Receivable and purchasers of the Borrower's Inventory to make payment of their indebtedness directly to Bank,

     (e) to take or bring, in Bank's name or the Borrower's name, all steps, actions, suits or proceedings deemed by Bank necessary or desirable to effect the receipt, enforcement and collection of the Collateral, and

     (f) to accept all collections in any form relating to the Collateral, including remittances which may reflect deductions, and to deposit the same into the Borrower's Cash Collateral Account or, at Bank's option, to apply them as a payment against the Loan Account.

1.   USE OF INVENTORY AND EOUIPMENT.   Until any Event of Default:

(a) Borrower may retain possession of and use its Inventory and Equipment in any lawful manner not inconsistent with this Agreement or with the terms, conditions or provisions of any policy of insurance thereon, and

(b) Borrower may use and consume any raw materials or supplies, the use and consumption of which are necessary in order to carry on its business.

1.   EVENTS OF DEFAULT.   The occurrence of any one or more of the
following events shall constitute an Event of Default:

10.1 Failure to Pay; Certain Violations.   Borrower fails to pay any
installment of principal of or interest on the Note or Obligations or any other sums of money when due and payable under this Agreement, or Borrower breaches Sections 5.2, 5.7, 5.10 or 6.6 of this Agreement.

10.2 Failure of Performance of this Agreement.   Borrower fails to
perform or observe any covenant or agreement contained in this Agreement, other than payment of any sums of money payable hereunder or as otherwise specified in Section 10.1 above, and such failure remains unremedied for ten (10) days after receipt of written notice from Bank.

10.3 Event of Default Under Any Security Instrument.   An event of
default occurs (with passage of time or service of notice, or both) and is continuing under the terms of any Security Instrument.

10.4 Misrepresentation.   Any warranty, representation, or statement
made or furnished to Bank in connection with this Agreement or any other writing evidencing or given -is security for any of the Obligations by or on behalf of any Borrower proves to have been false in any material respect when made, furnished or at any time thereafter.

10.5 Cross-Default.   Borrower (a) fails to pay any Indebtedness
(other than as evidenced by the Notes) owing by the Borrower (with respect to any indebtedness owed by the Borrower) when due, whether at maturity, by acceleration, or otherwise, which individually indebtedness is individually in excess of Twenty Five Thousand Dollars ($25,000) or in the aggregate in excess of Fifty Thousand Dollars ($50,000), or (b) fails to perform any term, covenant, or agreement on its part to be performed under any agreement or instrument (other than the Loan Documents) evidencing, securing, or relating to Indebtedness, which indebtedness is individually, in excess of Twenty Five Thousand Dollars ($25,000) or, in the aggregate, Fifty Thousand Dollars ($50,000), when required to be performed, or is otherwise in default thereunder, if the effect of such failure is to accelerate, or to permit the holder(s) of such Indebtedness or the trustee(s) under any such agreement or instrument to accelerate, the maturity of such Indebtedness, whether or not such failure shall be waived by such holder(s) or trustee(s).

10.6 Loss of Collateral.   Loss, damage, theft, destruction, levy,
seizure or attachment to, of or upon any of the Collateral which could reasonably be expected to have a material adverse effect on any of the Borrower's businesses, including any attempt to accomplish the foregoing.

10.7 Sale of Collateral.   Except in the ordinary course of each
Borrower's business, the sale, lease, transfer, assignment, encumbrance or other disposition of any of the Collateral material to its business, except as contemplated hereby or by the Security Instruments, without Bank's prior written authorization therefor, including any attempt to accomplish the foregoing.

10.8 Lien.   Any lien resulting from a purchase money security
interest in excess of $35,000 in the aggregate, any lien resulting from operating leases in excess of $100,000 in the agreegate or any other lien not perimitted under this Agreement or the Credit Agreement shall be filed against Borrower or any of its property by any Person, or any federal, state or municipal authority and shall not be released or bonded off within twenty (20) days from its attachment.

10.9 ERISA Default.   The occurrence of one or more ERISA Events
which Bank determines could have a material adverse effect on the financial condition of Borrower.

10.10     Financial Impairment of Borrower.   Financial Impairment
of any Borrower.

If there shall occur any Event of Default set forth in 10.1 through
10.09 above, Bank, by written notice to the Borrower, may (a) declare the unpaid principal of and accrued interest on all Obligations to be immediately due and payable and (b) immediately terminate Bank's commitment to make further Advances under this Agreement, whereupon the Obligations shall become and be forthwith due and payable, and such commitment shall be terminated, without any further notice, presentment or demand of any kind, all of which are hereby expressly waived by the Borrower. If there shall occur any Event of Default set forth in 10.10 above, all Obligations shall automatically become and be immediately due and payable, and Bank's commitment to make further Advances shall automatically be terminated, without notice, presentment or demand of any kind, all of which are hereby expressly waived by the Borrower.

2.   RIGHT AND REMEDIES UPON EVENT OF DEFAULT.   Upon the occurrence
of any Event of Default and at all times thereafter, Bank shall have the rights and remedies of a secured party under the Uniform Commercial Code in effect where the applicable Collateral is located in addition to the rights and remedies of a secured party provided elsewhere within this Agreement or in any other writing executed by Borrower. Bank may require the Borrower to assemble the Collateral and make it available to Bank at a reasonably convenient place to be designated by Bank. Unless the Collateral is perishable, threatens to decline speedily in value, or is of a type customarily sold on a recognized market, Bank shall give the Borrower reasonable notice of the time and place of any public sale of the Collateral or of the time after which any private sale or other intended disposition thereof is to be made. The requirement of reasonable notice shall be met if such notice is mailed (deposited for delivery, postage prepaid, by U.S. mail) to either, at Bank's option (a) Borrower's Location set forth in Subsection 4.19 of this Agreement (as modified by any change therein of which Borrower has supplied notice in writing to Bank), or (b) Borrower's address at which Bank customarily communicates with Borrower, at least ten (10) days before the time of the public sale or the time after which any private sale or other intended disposition thereof is to be made. Bank shall not be obligated to make any sale of the Collateral if it shall determine not to do so, regardless of the fact that notice of sale of the Collateral may have been given. At any such public or private sale, Bank may purchase the Collateral. After deduction for Bank's Related Expenses, the residue of any such sale or other disposition shall be applied in satisfaction of the Obligations in such order as Bank may determine. Any excess, to the extent permitted by law, shall be paid to the Borrower, and the Borrower shall remain liable for any deficiency. Bank's sole duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession shall be to deal with it in the same manner as Bank deals with similar property for its own account. Neither Bank nor any of its representatives, employees or agents shall be liable for failure to demand, collect or realize upon all or any part of the Collateral or for any delay in doing so nor shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of Borrower or otherwise.

Upon the occurrence of an Event of Default, or in the event that a petition is filed by or against Borrower under any provision of Title 11 (the "Bankruptcy Code") of the United States Code, or in the event there is an entry of an order for relief respecting Borrower, or in the event of the appointment of a receiver, trustee or custodian for Borrower or in the event that Borrower becomes a debtor in possession, which actions in and of themselves do not constitute a default pursuant to the provisions of the Bankruptcy Code, Borrower, its successor in interest, or any other party succeeding to Borrower's interests shall not under any circumstances sell or in any way dispose of any or all of the Collateral without the prior written consent of Bank which may demand (A) the immediate return of the Collateral in the possession of Borrower or its successor in interest or (B) an immediate cash payment of all of the Obligations. The option to accept the return of the Collateral and Proceeds shall in no way relieve Borrower or its successor in interest of any deficiency respecting the Obligations.

3.   ENVIRONMENTAL INDEMNITY.   Borrower shall defend, indemnify and
hold Bank harmless from and against any and all liabilities (including strict liability), suits, actions, causes of action, claims, demands, penalties, damages (including, without limitation, damages to property or individuals, interest, penalties and monetary sanctions), losses, costs and expenses (including, without limitation, attorneys' fees if and to the extent permitted by law) and remedial and clean-up costs (collectively, "Liabilities") that may now or hereinafter be incurred or suffered by Bank because of, resulting from, in connection with or arising in any manner whatsoever out of the breach of any warranty or covenant or the inaccuracy of any representation of Borrower contained or referred to in Section 4.31 of this Agreement or that may be asserted as a direct or indirect result of the presence, handling, treatment, storage, transportation, removal, disposal, escape, seepage, leakage, spillage, discharge, emission or release on or from any Owned Real Estate of, or contamination by, any Hazardous Materials, whether occasioned wholly or in part by any condition, accident or event caused by any act or omission of Borrower. Such Liabilities shall include, without limitation: (i) injury to or death of any person; (ii) damage to or loss of the use of any property; (iii) the cost of any demolition and rebuilding of any improvements on any Owned Real Estate and the repair, remediation, preparation for and completion of any activity required by any federal, state or local governmental agency, entity or authority having jurisdiction over any Owned Real Estate ("Governmental Authority"); (iv) any lawsuit brought or threatened, good faith settlement reached, or governmental order relating to the presence, disposal, release or threatened release of any Hazardous Materials on, from or under any Owned Real Estate; and (v) the imposition and removal of any lien on any Owned Real Estate arising from the activity of any Borrower on any Owned Real Estate or from the existence of or contamination by Hazardous Materials in, on or under any Owned Real Estate. Any amounts expended by Bank in connection with any Liabilities, together with interest thereon at the Default Rate from and after the date of advancement, shall be a part of the Obligations until Borrower reimburses Bank for the cost thereof. Notwithstanding the foregoing, this indemnity shall survive repayment of the Obligations, transfer of any Owned Real Estate by Borrower (including without limitation foreclosure sale of any Owned Real Estate or delivery of a deed in lieu of foreclosure) and assignment, assumption, modification, amendment, cancellation, release, termination or discharge of the Obligations, and shall not be subject to any anti-deficiency laws. In the event that Borrower fails to remove any Hazardous Materials and/or cure any direct or indirect violation of any Governmental Authority, Bank may cause any Owned Real Estate to be remediated of any Hazardous Materials or otherwise brought into conformance as required by any Governmental Authority and any cost in connection therewith shall be a part of the Obligations and shall bear interest thereafter until paid at the Default Rate.

4.   CONDITIONS OF LENDING.

13.1 First Loans.   The obligation of Bank to make Loans shall be
subject to satisfaction in a manner satisfactory to Bank of the following conditions on or prior to the making of such Loans, unless waived in writing by Bank:

     (a) all legal matters and Loan Documents incident to the transactions contemplated hereby shall be satisfactory, in form and substance, to Bank's counsel;

     (b) Bank shall have received (i) certificates by an authorized officer of Borrower, upon which Bank may conclusively rely until superseded by similar certificates delivered to Bank, certifying (A) all requisite action taken in connection with the transactions contemplated hereby and (B) the names, signatures, and authority of each of Borrower's authorized signers executing the Loan Documents, and (ii) such other documents as Bank may reasonably require to be executed by, or delivered on behalf of, Borrower;

     (c) Bank shall have received the Note with all blanks appropriately completed, executed by authorized signers of Borrower;

     (d)  Intentionally left blank;

     (e) Bank shall have received the written opinion of legal counsel selected by the Borrower and acceptable to Bank, dated the date of this Agreement and covering such matters as Bank may reasonably require;

     (f) Bank shall have received written instructions from Borrower with respect to disbursement of the proceeds of the Loans;

     (g) Bank shall have received all Security Instruments duly executed by all parties thereto and any and all additional documents required under any Security Instrument; and

     (h) there shall have occurred no substantial change to the facts and/or circumstances of Borrower's operations, Collateral or the financial conditions of Borrower or of its principals prior to the Closing;

13.2 Each Advance.   The obligation of Bank to make any Advance
shall be subject to initial compliance with Section 13.1 of this Agreement and also subject to satisfaction of the conditions that at the date of making such Advance, and after giving effect thereto:

     (a) no Event of Default or Potential Default shall have occurred and be then continuing;

     (b) each representation and warranty set forth in Section 4 of this Agreement shall be true and correct as if then made;

     (c) the making of such Advance shall not contravene any law, rule or regulation applicable to Bank;

     (d) not later than 2:00 p.m., Cleveland time, on such date Bank shall have received, in writing, a request by Borrower to Bank for an Advance in the requested amount;

     (e) Bank shall have received such other approvals, opinions or documents as it may reasonably request. Borrower shall, at the time of each borrowing under this Agreement, deliver to Bank a Borrower's Certificate fully completed as to all figures and information called for therein and certified complete and correct by a duly authorized officer of Borrower. The acceptance by Borrower of the proceeds of any Advance shall be deemed to constitute as of the date of acceptance: (a) a representation and warranty by Borrower that all conditions to making such Advance set forth in this Agreement have been satisfied, and (b) a confirmation by Borrower of the granting and continuance of the Lien in favor of Bank created by the Security Instruments.

1.   GENERAL.

     (a) If any provision, term or portion of this Agreement (including, without limitation, (i) any indebtedness, obligation, liability, contract, agreement, indenture, warranty, covenant, guaranty, representation or condition of this Agreement made, assumed or entered into, (ii) any act or action taken under this Agreemeit or
     (iii) any application of the Agreement) or the other Loan Documents is for any reason held to be illegal or invalid, such illegality or invalidity shall not affect any either such provision, term or portion of this Agreement or the other Loan Documents, each of which shall be construed and enforced as if such illegal or invalid provision, term, or portion were not contained in this Agreement or the other Loan Documents. Any illegality or invalidity of any application of this Agreement or the other Loan Documents shall not affect any legal and valid application of this Agreement or the other Loan Documents, and each provision, term and portion of this Agreement or the other Loan Documents shall be deemed to be effective, operative, made, entered into or taken in the manner and to the full extent permitted by law.

     (b) Bank shall not be deemed to have waived any of Bank's rights under this Agreement or the other Loan Documents or under any other agreement, instrument or document executed by Borrower, unless such waiver be in writing and signed by Bank. No delay or omission on the part of Bank in exercising any right shall operate as a waiver of such right or any other right. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion. The acceptance by Bank of any partial payments of the Obligations after an Event of Default shall not constitute a waiver of such Event of Default, nor extend any applicable cure period. All of Bank's rights and remedies, whether evidenced by this Agreement or the other Loan Documents or by any other agreement, instrument or document, shall be cumulative and may be exercised singularly or concurrently.

     (c) Any notice or communication given under the Loan Documents shall be in writing and shall be given by personal delivery, by registered or certified mail, return receipt requested, postage prepaid, or by overnight delivery service (provided a receipt is given therefor), addressed as follows:

To Bank:                             National City Bank
                                        1900 East Ninth Street,
                                        Locator #2083
                                        Cleveland, Ohio 44114
                                        Attention:  Anthony DiMare,
                                        Corporate Banking

To Borrower:                         Allied Construction Products,
Inc.
                                        3900 Kelley Avenue
                                        Cleveland, Ohio  44114
                                        Attention:  Richard E.
                                        Hojnacki, COO

                                        and

                                        Stephen R. Kalette, Esq.
                                        General Counsel,  Pubco
                                        Corporation
                                        3830 Kelley Avenue
                                        Cleveland, Ohio 44114

     or to such other addresses or parties as either party may designate by notice given in accordance herewith. Any notice given in the manner set forth herein shall be deemed received as follows: (i) if personally delivered, on the date delivered;
     (ii) if mailed through the United States Postal Service by registered or certified mail, return receipt requested, postage prepaid, three (3) days after the date of deposit in the mail;
     (iii) if sent by overnight delivery, one (1) day after deposit with such delivery service.

     (d) If at any time or times, by assignment or otherwise, Bank transfers any of the Obligations or any part of the Collateral to another Person, such transfer shall carry with it Bank's powers and rights under this Agreement and the other Loan Documents with respect to the Obligation or Collateral so transferred and the transferee shall have said powers and rights, whether or not they are specifically referred to in the transfer. To the extent that Bank retains any other of the Obligations or any part of the Collateral, Bank shall continue to have the rights and powers with respect to such Obligations and the Collateral as set forth in this Agreement. No amendment to this Agreement shall be effective unless in writing and signed by Borrower and Bank.

     (e) The laws of the State of Ohio shall govern the construction of this Agreement (including, without limitation, any terms not specifically defined in the Agreement that may be so specifically defined pursuant to Ohio Revised Code Sections 1309.01-1309.50, inclusive, and including any amendments thereof or any substitutions therefor) and the rights and duties of the Borrower and Bank. This Agreement shall be binding upon and inure to the benefit of the Borrower and Bank and their respective successors and assigns. The rights and powers given in this Agreement to Bank are in addition to those otherwise created or existing in the same Collateral by virtue of other agreements or writings.

     (f) Borrower (i) hereby irrevocably submits to the jurisdiction of the state courts of the State of Ohio and to the jurisdiction of the United States District Court for the Northern District of Ohio, for the purpose of any suit, action or other proceeding arising out of or based upon this Agreement or any other Loan Document or the subject matter hereof or thereof brought by Bank or its successors or assigns, (ii) hereby waives, and agrees not to assert, by way of motion, as a defense or otherwise, in any such suit, action or proceeding, any claim that it is not subject personally to the jurisdiction of the above-named courts, that its property is exempt or immune from attachment or execution, that the suit, action or proceeding is brought in an inconvenient forum, that the venue of the suit, action or proceeding is improper or that this Agreement or any other Loan Document or the subject matter hereof or thereof may not be enforced in or by such court, (iii) hereby waives any right to demand trial by jury and (iv) hereby waives and agrees not to seek any review by any court of any jurisdiction other than the State of Ohio and the Northern District of Ohio which may be called upon to grant an enforcement of the judgment of any such Ohio state or federal court. Borrower hereby consents to service of process by registered or certified mail at the address to which notices are to be given. Borrower agrees that its submission to jurisdiction and its consent to service of process by mail is made for the express benefit of Bank. Final judgment against Borrower in any such action, suit or proceeding may be enforced in other jurisdictions by suit, action or proceedings on the judgment, or in any other manner provided by or pursuant to the laws of such other jurisdictions; provided, however, that Bank may at its option bring suit, or institute other judicial proceedings, against Borrower or any of its assets in any state or federal court of the United States or of any country or place where Borrower, or such assets, may be found.

     (g) Borrower may terminate this Agreement by giving Bank not less than ten (10) days prior written . notice of termination and by paying, performing and observing in full all Obligations, including, without limitation, applicable prepayment penalties.
     Notwithstanding the termination of the Revolving Credit Loan hereunder, however, this Agreement and the security interest in the Collateral shall continue in full force and effect after such termination until all Obligations of the Borrower to Bank have been paid, performed, and observed in full.

     (h) In this Agreement, unless the context otherwise requires, words in the singular include the plural, and in the plural include the singular. Words in the masculine, feminine and neuter include the others.

     (i) Borrower hereby releases Bank from and agrees to indemnify and hold harmless Bank, and its officers, agents and employees, from and against any and all claims or demands of Borrower or any other Person for damage or loss caused by any act or acts under this Agreement or in furtherance of this Agreement whether by omission or commission, and whether based upon any error of judgment or mistake of law or fact (except willful misconduct) on the part of Bank or its officers, agents and employees.

     (j) Bank shall have the right, in addition to all other rights and remedies available to it, to set off at any time the Unpaid balance of the Loan Account and any other Obligations against any indebtedness or obligations owing Borrower by Bank including, without limitation, all Cash Security.

     (k) Bank is hereby authorized to fill in all blank spaces in this Agreement, to correct patent errors in this Agreement, to complete or correct the description of the Collateral and to date this Agreement. Borrower shall, upon request of Bank, promptly take such action and promptly make, execute and deliver all such additional and further items, deeds, assurances and instruments as Bank may reasonably require, including, without limitation, financing statements, so as to completely vest in and ensure to Bank its rights hereunder and in and to the Collateral.

     (l) Borrower hereby authorizes Bank or Bank's designated agent (but without obligation by Bank to do so) to incur Related Expenses (whether prior to, upon or subsequent to any Event of Default), and Borrower shall promptly repay, reimburse and indemnify Bank for any and all Related Expenses. Bank may, at its option, debit Related Expenses directly to the Loan Account.

     (m) Whenever any Payment under this Agreement or under the Notes becomes due on a date which Bank is not open for the transaction of business, such payment shall be due on the next succeeding business day and such extension of time shall be included in computing interest in connection with such payment.

     IN WITNESS WHEREOF, the parties hereto have caused this Credit Facility and Security Agreement to be executed on the day and year first above written.

                                   BORROWER:

                                   ALLIED CONSTRUCTION PRODUCTS,
                                   INC.



                                   By:__________________________
                                   Name:  Richard E. Hojnacki
                                   Title:    Executive Vice
                                   President



                                   And By:______________________
                                   Name:     Stephen R. Kalette
                                   Title:       Secretary


                                   BANK:

                                   NATIONAL CITY BANK


                                   By:_________________________
                                   Anthony J. DiMare
                                   Senior Vice President


                      REVOLVING CREDIT NOTE

$3,000,000            Cleveland, Ohio,         November 1, 2001

FOR VALUE RECEIVED, the undersigned, ALLIED CONSTRUCTION PRODUCTS, INC. (Borrower), a Delaware corporation, promises to pay to the order of NATIONAL CITY BANK, at the payee's main office in Cleveland, Ohio, the principal sum of

 THREE MILLION DOLLARS

(or, if less, the aggregate unpaid principal balance from time to time shown on the books and records of the payee), together with interest computed thereon in accordance with the Credit Agreement referred to below, which principal and interest is payable in accordance with the provisions in the Credit Agreement.

This note is issued pursuant to a certain Credit Facility and Security Agreement (the "Credit Agreement") made as of October 23, 2001 by and between the payee and Borrower. The Credit Agreement contains definitions applicable to this note, provisions governing the making of loans, the acceleration of the maturity thereof, rights of prepayment and other provisions applicable to this note. Each endorsement, if any, on the reverse side of this note (or any allonge thereto) shall be prima facie evidence of the data so endorsed.

Borrower hereby authorizes any attorney at law at any time or times to appear in any state or federal court of record in the United States of America after the indebtedness represented by this note shall have become due, whether by lapse of time or by acceleration of maturity, to waive the issuance and service of process, to present this note (together with any endorsement or endorsements thereon) to the court, to admit the maturity thereof and the nonpayment thereof when due, to confess judgment against Borrower in favor of the holder of this note for the full amount then appearing due, together with interest and costs of suit, and thereupon to release all errors and waive all rights of appeal and stay of execution. The foregoing warrant of attorney shall survive any judgment, it being understood that should any judgment against Borrower be vacated for any reason, the holder of this note may nevertheless utilize the foregoing warrant of attorney in thereafter obtaining additional judgment or judgments against Borrower.

Address:                                  ALLIED CONSTRUCTION PRODUCTS, INC.
  3900 Kelley Avenue
  Cleveland, Ohio  44114
                                          By:_________________________
                                          Name:  Richard E. Hojnacki
                                          Title: Executive Vice President

                                          And By:_____________________
                                          Name:  Stepehen R. Kalette
                                          Title: Secretary



WARNING BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECTFROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

1/03/02                                                 EXHIBIT 10.38

                 AMENDMENT NO. 1 TO CREDIT AGREEMENT


      This Amendment to Credit Agreement (this "Amendment") is made as of January 3, 2002, by and between ALLIED CONSTRUCTION PRODUCTS, LLC (successor by merger to Allied Construction Products, Inc.) ("Borrower") and NATIONAL CITY BANK (the "Bank").

       WHEREAS, Allied Construction Products, Inc., a Delaware corporation, and Bank have entered into a Credit Facility and Security Agreement dated as of October 23, 2001, as such Credit
Facility and Security Agreement may be amended and supplemented from time to time (the "Credit Agreement") pursuant to which $3,000,000 of revolving credit was granted to Allied Construction Products, Inc.; and

      WHEREAS, Allied Construction Products, Inc. granted to Bank a lien on its personal property and fixtures pursuant to a Security Agreement dated as of October 23, 2001 (the "Security Agreement"); and

      WHEREAS, Borrower has advised Bank that a new entity, Allied Construction Products, LLC, a Nevada limited liability company, qualified to transact business in the State of Ohio (the "New Entity"), has been formed, effective January 1, 2002, and Allied Construction Products, Inc. (the "Old Entity") has been merged into the New Entity; and

     WHEREAS, Borrower and the Bank desire to make certain amendments to the Credit Agreement and the Security Agreement to evidence the New Entity as the borrower/grantor thereunder.

      NOW THEREFORE, in consideration of the premises and of the respective covenants and conditions herein contained, Borrower and Bank hereby agree as follows:

          1. Borrower and Bank hereby specifically acknowledge and agree that Allied Construction Products, Inc., a Delaware corporation, has been merged into Allied Construction Products, LLC, a Nevada limited liability company, resulting in Allied Construction Products, LLC becoming the successor entity and the Borrower under the Credit Agreement and grantor under the Security Agreement.

          2. Borrower and Bank further acknowledge and agree that, by executing this Amendment, Allied Construction Products, LLC, as the successor by merger to Allied Construction Products, Inc., hereby assumes any and all of the liabilities, obligations, rights and privileges of the Borrower under the Credit Agreement and the Revolving Credit Note dated November 1, 2001 (the "Revolving Credit Note") and as grantor under the Security Agreement.

          3. Borrower further agrees to execute and deliver such documents and instruments as may be requested by the Bank to evidence and effectuate the foregoing.

           4. All of the terms and conditions of the Credit Agreement, the Revolving Credit Note and the Security Agreement not specifically amended or supplemented by this Amendment shall remain in full force and effect.

      IN WITNESS WHEREOF, Borrower and Bank have executed this Amendment as of the date first above written.

NATIONAL CITY BANK.                   ALLIED CONSTRUCTION
                                      PRODUCTS, LLC




By ________________________        By ________________________
   Name:  Anthony J. Dimare           Name:
   Title: Senior Vice President       Title:

                                      And By _____________________
                                      Name:
                                      Title:
2788:

                                                        EXHIBIT 10.39








                   C R E D I T   A G R E E M E N T


                               between


                          PUBCO CORPORATION


                                 and

                         NATIONAL CITY BANK

                           August 6, 2001

                 ($10,000,000 of Revolving Credits)

                          CREDIT AGREEMENT


Agreement made as of  August 6, 2001 by and between PUBCO
CORPORATION  (Borrower) and NATIONAL CITY BANK (Bank):

1A.  CROSS-REFERENCE -- Certain terms are defined in section 9.

1B. SUMMARY -- This Agreement sets forth the terms and conditions upon which the Borrower may obtain Subject Loans on a revolving basis until the Expiration Date. This Agreement also sets forth covenants and warranties made by the parties to induce each other to enter into this Agreement and contains other Material provisions.

2A. SUBJECT COMMITMENT -- The basic terms of the Subject Commitment and the compensation therefor are as follows:

     2A.01 AMOUNT -- The amount of the Subject Commitment is ten million dollars ($10,000,000), but that amount may be reduced from time to time pursuant to subsection 2A.03 and the Subject Commitment may be terminated pursuant to section 5B.

     2A.02 TERM -- The Subject Commitment shall commence as of the date of this Agreement and shall remain in effect on a revolving basis until June 30, 2003 (the Expiration Date) EXCEPT that a later Expiration Date may be established from time to time pursuant to subsection 2A.05 and EXCEPT that the Subject Commitment shall end in any event upon any earlier reduction thereof to zero pursuant to subsection 2A.03 or any earlier termination pursuant to section 5B.

     2A.03 OPTIONAL REDUCTIONS -- Borrower shall have the right, at all times and without the payment of any premium, to permanently reduce the amount of the Subject Commitment by giving Bank one Banking Day's prior written notice of the amount of each such reduction and the effective date thereof subject, however, to the following:

          (a) No such reduction shall reduce the Subject Commitment to a lesser aggregate amount than the sum of the aggregate unpaid principal balance of the Fixed-Rate Loans then outstanding plus the aggregate unpaid principal balance of any Fixed-Rate Loans to be obtained pursuant to any unfulfilled Credit Request under subsection 2B.02 plus the aggregate unpaid principal balance of the prior loans, if any, then outstanding.

          (b) Concurrently with each reduction Borrower shall prepay such part, if any, of the principal of the Subject Loans then outstanding as may be in excess of the amount of the Subject Commitment as so reduced. Subsection 2B.13 and section 6C shall apply to each such prepayment.

     2A.04   COMMITMENT  FEE  --  Borrower  agrees  to  pay  Bank  a
     commitment fee

          (a) based on the average daily difference between the amount of the Subject Commitment from time to time in effect and the aggregate unpaid principal balance of the Subject Loans and Subject LC's then outstanding,

          (b) computed at the rate of one-quarter of one percent (1/4%) per annum so long as the Subject Commitment remains in effect and

          (c) payable in arrears on September 30, 2001 and quarter-annually thereafter and at the end of the Subject Commitment.

     2A.05 EXTENSION OF SUBJECT COMMITMENT -- Whenever Borrower furnishes its audited financial statements to Bank pursuant to clause (b) of subsection 3A.01, commencing with the year ending December 31, 2001, Borrower may request that the Subject Commitment be extended one year to the June 30 next following the Expiration Date then in effect. Bank agrees to give consideration to each such request; but in no event shall Bank be committed to extend the Subject Commitment, nor shall the Subject Commitment be so extended, unless and until both Borrower and Bank shall have executed and delivered an extension agreement substantially in the form of Exhibit C with the blanks appropriately filled.

2B. SUBJECT LOANS -- Bank agrees that so long as the Subject Commitment remains in effect Bank will, subject to the conditions of this Agreement, grant Borrower such Subject Loans as Borrower may from time to time request.

     2B.01 SUBJECT NOTE -- The Subject Loans shall be evidenced at all times by a Subject Note executed and delivered by Borrower, payable to the order of Bank in a principal amount equal to the dollar amount of the Subject Commitment as in effect at the execution and delivery of the Subject Note and being in the form and substance of Exhibit B with the blanks appropriately filled.

          (a) Whenever Borrower shall obtain a Subject Loan, Bank shall endorse an appropriate entry on the Subject Note or make an appropriate entry in a loan account in Bank's books and records, or both. Each entry shall be prima facie evidence of the data entered; but such entries shall not be a condition to Borrower's obligation to pay.

          (b) No holder of any Subject Note shall transfer a Subject Note, or seek a judgment or file a proof of claim based on a Subject Note, without in each case first endorsing the Subject Note to reflect the true amount owing thereon.

     2B.02 CREDIT REQUESTS -- Whenever Borrower desires to borrow pursuant to this Agreement, Borrower shall give Bank an appropriate notice (a Credit Request) with such information as Bank may reasonably request. The Credit Request shall be irrevocable and shall (EXCEPT in the case of any obtained at the execution and delivery of this Agreement) be given to Bank not later than 12:00 noon Cleveland time

          (a) on the Banking Day the proceeds of any requested RR Loan is to be disbursed to Borrower and

          (b) on the third (3d) Banking Day prior to the Banking Day on which the proceeds of any requested LIBOR Loan are to be disbursed to Borrower.

     Each  Credit  Request shall be made either  in  writing  or  by telephone, PROVIDED that any telephone request shall be promptly confirmed in writing and Borrower shall assume the risk of misunderstanding.

     2B.03 CONDITION: NO DEFAULT -- Borrower shall not be entitled to obtain any Subject Loan if

          (a) any Default Under This Agreement shall then exist or would thereupon begin to exist or

          (b) any representation or warranty made in subsections 4B.01 through 4B.08 (both inclusive) shall have ceased to be true and complete in any Material respect or

          (c) there shall have occurred any Material adverse change in Borrower's financial condition, properties or business since the date of Borrower's Most Recent 4A.04 Financial Statements or in its then most recent financial statements, if any, furnished to Bank pursuant to subsection 3A.01.

     Each Credit Request, both when made and when honored, shall of itself constitute a continuing representation and warranty by Borrower that Borrower is entitled to obtain, and Bank is obligated to make, the requested Subject Loan.

     2B.04 CONDITION: PURPOSE -- Borrower shall not use the proceeds of any Subject Loan in any manner that would violate or be inconsistent with Regulation U or X of the Board of Governors of the Federal Reserve System; nor will it use any such proceeds for the purpose of financing the acquisition of any corporation or other business entity if the acquisition is publicly opposed by the latter's management and if Bank deems that its participation in the financing would involve it in a conflict of interest.

     2B.05 LOAN MIX -- The Subject Loans at any one time outstanding may consist of RR Loans or LIBOR Loans or any combination thereof as Borrower may from time to time duly elect.

     2B.06 AMOUNT -- No Subject Loan shall be made if, after giving effect thereto, the aggregate unpaid principal balance of the Subject Loans would exceed the amount of the Subject Commitment then in effect. Each Fixed-Rate Loan shall be in the principal sum of one million dollars ($1,000,000) or any greater amount (subject to the aforesaid limitations) that is a multiple of one hundred thousand dollars ($100,000).

     2B.07   CONTRACT  PERIODS -- Each Fixed-Rate  Loan  shall  have
     applicable thereto a Contract Period to be duly elected by Borrower in the Credit Request therefor. Each Contract Period shall begin on the date the loan proceeds are to be disbursed and shall end on such date, not later than the Expiration Date, as Borrower may select subject, however, to the following:

          The Contract Period for each LIBOR Loan shall end one month or two or three or six months after the date of borrowing; PROVIDED, that

               (1) if any such Contract Period otherwise would end on a day that is not a Banking Day, it shall end instead on the next following Banking Day unless that day falls in another calendar month, in which latter case the Contract Period shall end instead on the last Banking Day of the next preceding calendar month, and

               (2) if the Contract Period commences on a day for which there is no numerical equivalent in the calendar month in which the Contract Period is to end, it shall end on the last Banking Day of that calendar month.

     2B.08 MATURITIES -- The stated maturity of each RR Loan shall be the Expiration Date. The stated maturity of each Fixed-Rate Loan shall be the last day of the Contract Period applicable thereto. In no event, however, shall the stated maturity of any Subject Loan be later than the Expiration Date.

     2B.09  ROLLOVER -- If

          (a) prior to the Expiration Date any Fixed-Rate Loan shall not be paid in full at the stated maturity thereof and

          (b) Borrower shall have failed to duly give Bank a timely Credit Request in respect thereof,

     Borrower shall be deemed to have duly given Bank a timely Credit Request to obtain (and Bank shall accordingly make) a RR Loan in a principal amount equal to the unpaid principal of the Fixed-Rate Loan then due, the proceeds of which RR Loan shall be applied to the payment in full of the Fixed-Rate Loan then due; PROVIDED that no such RR Loan shall of itself constitute a waiver of any then-existing Default Under This Agreement.

     2B.10 INTEREST: RR LOANS -- The principal of and overdue interest on the RR Loans shall bear interest payable in arrears on the first business day of each January, April, July and October and at maturity and computed (in accordance with subsection 8.10)

          (a) prior to maturity, at a fluctuating rate equal to the Reference Rate from time to time in effect; and

          (b) after maturity (whether occurring by lapse of time or by acceleration), at a fluctuating rate equal to the Reference Rate from time to time in effect plus the applicable RR margin (if any) plus two percent (2%) per annum, with each change in the Reference Rate automatically and immediately changing the rate thereafter applicable to the RR Loans; PROVIDED, that in no event shall the rate applicable to the RR Loans after the maturity thereof be less than the rate applicable thereto immediately after maturity.

     2B.11 INTEREST: FIXED-RATE LOANS -- The principal of and overdue interest on each Fixed-Rate Loan shall bear interest computed (in accordance with subsection 8.10) and payable as follows:

          (a) Prior to maturity each LIBOR Loan shall bear interest at a rate equal to the LIBOR Pre-Margin Rate in effect at the start of the applicable Contract Period plus the applicable LIBOR margin, namely, one and one half percent (1.5%) per annum prior to the Expiration Date and three and one half percent (3.5%) per annum on and after the Expiration Date.

          (b) After maturity (whether occurring by lapse of time or by acceleration), each Fixed-Rate Loan shall bear interest computed and payable in the same manner as in the case of RR Loans EXCEPT that in no event shall any Fixed-Rate Loan bear interest after maturity at a lesser rate than that applicable thereto immediately after maturity.

          (c) Interest on each Fixed-Rate Loan shall be payable in arrears on the last day of the Contract Period applicable thereto and at maturity and, in the case of any Contract Period having a longer term than ninety (90) days, shall also be payable every three (3) months (in the case of LIBOR Loans) after the first day of the Contract Period.

     2B.12 DISBURSEMENT -- Bank shall disburse the proceeds of each Subject Loan to Borrower's general checking account with Bank in the absence of written instructions from Borrower to the contrary.

     2B.13 PREPAYMENTS -- Borrower may from time to time prepay the principal of the RR Loans in whole or in part and may from time to time prepay the principal of any given series of Fixed-Rate Loans in whole or in part, subject to the following:

          (a) Each prepayment of Fixed-Rate Loans shall be applied solely to a single Fixed-Rate Loan, shall aggregate one million dollars ($1,000,000) or any multiple of $100,000 or an amount equal to the then aggregate unpaid principal balance thereof.

          (b) Each prepayment of the RR Loans may be made without penalty or premium. Any prepayment of any Fixed-Rate Loans (regardless of the reason for the prepayment) shall be subject to the payment of any indemnity required by section 6C.

          (c)   No  prepayment  shall of itself reduce  the  Subject
          Commitment.

          (d) Concurrently with each prepayment, Borrower shall prepay the interest accrued on the prepaid principal.

     2B.14  FIXED-RATE LOANS:  UNAVAILABILITY -- If at any time

          (a) Bank shall determine that dollar deposits of the relevant amount for the relevant Contract Period are not available in the London interbank eurodollar market (in the case of a LIBOR Loan) for the purpose of funding the Fixed-Rate Loan in question, or

          (b) Bank shall determine that circumstances affecting that market make it impracticable for Bank to ascertain the rate or rates applicable to such Fixed-Rate Loans,

     then and in each such case Bank shall, by written notice to Borrower, suspend Borrower's right thereafter to obtain Fixed-Rate Loans of the kind in question, which suspension shall remain in effect until such time, if any, as Bank may give written notice to Borrower that the condition giving rise to the suspension no longer prevails.

     2B.15   FIXED-RATE  LOANS:  ILLEGALITY -- If  any  governmental
     authority shall assert that it is unlawful for Bank to fund, make or maintain any Fixed-Rate Loans,

          (a) Bank shall give Borrower prompt written notice thereof and

          (b) Borrower shall promptly pay in full the principal of and interest on the Fixed-Rate Loan in question and make the reimbursement, if any, required by section 6C.

2C. LETTERS OF CREDIT -- Borrower and Bank agree that Borrower may request the issuance of letters of credit (each a "Subject LC") having stated amounts in the aggregate not to exceed $7,500,000.
Borrower agrees that any Subject LC amount shall reduce the availability of the Revolving Commitment.

     2C.01 REIMBURSEMENT -- Borrower agrees that in respect of any Subject LC, the Borrower shall execute and deliver to the Bank a reimbursement agreement in form and substance satisfactory to the Bank. Unless otherwise set forth in a reimbursement agreement, the issuance fees, commission and draw fees relating to such Subject LC shall be in accordance with the following:

                       Standby LC's           Commercial/Import LC's

      Issuance Fee     $200                   $75.00
      Commission       flat 1% (per year)
      Draw  Fee        $100/draw              % flat fee ($75.00 min)

     Such other fees as may be provided to Borrower from Bank from time to time in accordance with the fee schedule set forth on Attachment A hereto, as such fee schedule may be amended and/or supplemented from time to time.

     2C.02 SUBJECT LC LOAN BACK-UP -- Borrower agrees that in the event Borrower for any reason fails to make a timely reimbursement (together with interest, if any, thereon) to any Bank in respect of any draft or other item paid by such Bank, the Bank is irrevocably authorized in each case to prepare, to sign Borrower's name to, and to deliver on Borrower's behalf an appropriate Credit Request requesting a Series of Prime Loans in an aggregate amount equal to the reimbursement amount plus any interest thereon. The Bank agrees that on the specified date, the Bank will make the requested Prime Loans even if any Default Under This Agreement shall then exist and even if Borrower for any other reason would, but for this provision, then be not entitled to obtain any Subject Loan. Bank shall disburse all such loan proceeds directly to satisfy Borrower's aforesaid reimbursement liability.

     2C.03 UNCONDITIONAL OBLIGATION -- The obligation of the Bank to make, and of Borrower to pay, each Series of Prime Loans made pursuant to subsection 2C.02 shall be absolute and unconditional and shall be performed under all circumstances, including (without limitation)

          (a)  any lack of validity or enforceability of any Subject
          LC,

          (b) the existence of any claim, offset, defense or other right that Borrower may have against the beneficiary of any Subject LC or any successor in interest,

          (c) the existence of any claim, offset, defense or other right that any Bank may have against Borrower or any of its Subsidiaries or against the beneficiary of any Subject LC or against any successor in interest owing to the foregoing,

          (d) the existence of any fraud or misrepresentation in the presentment of any or any draft or other item drawn and paid under any Subject LC or

          (e) any payment of any draft or other item by any Bank which does not strictly comply with the terms of any Subject LC provided such payment shall not have constituted gross negligence or willful misconduct.

3A.   INFORMATION  -- Borrower agrees that so long  as  the  Subject
Commitment remains in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will perform and observe each of the following:

     3A.01  FINANCIAL STATEMENTS -- Borrower will furnish to Bank

          (a) within forty-five (45) days after the end of each of the first three quarter-annual periods of each of Borrower's fiscal years, Borrower's internally generated consolidated and consolidating balance sheet as at the end of the period and its statements of cash flow, income and surplus reconciliation for Borrower's current fiscal year to date, all prepared on a comparative basis with the prior year, in accordance with GAAP (EXCEPT as disclosed therein) and in form and detail satisfactory to Bank,

          (b)   as soon as available (and in any event within ninety
          (90) days after the end of each of Borrower's fiscal years), a complete copy of an annual consolidated audit report (including, without limitation, all financial statements therein and notes thereto) of Borrower for that year which shall be

               (1) prepared on a comparative basis with the prior year, in accordance with GAAP (EXCEPT as disclosed therein) and in form and detail satisfactory to Bank,

               (2) certified (without qualification as to GAAP) by independent public accountants selected by Borrower and satisfactory to Bank, and

               (3) accompanied by a copy of any management report, letter or similar writing furnished to Borrower by the accountants in respect of Borrower's systems, operations, financial condition or properties,

          (c) along with each annual audit report, internally generated consolidated and consolidating financial statements setting forth the financial condition of the Borrower and each of its subsidiaries, in form and substance satisfactory to Bank,

          (d) concurrently with the delivery of any financial statement to Bank pursuant to clause (a) or (b), a certificate by Borrower's chief financial officer

               (1) certifying that to the best of the officer's knowledge and belief, (A) those financial statements fairly present in all Material respects Borrower's financial condition and the results of its operations in accordance with GAAP subject, in the case of interim financial statements, to routine year-end audit adjustments and (B) no Default Under This
               Agreement then exists or if any does, a brief description of the default and Borrower's intentions in respect thereof, and

               (2) setting forth calculations indicating whether or not Borrower is in compliance with the general financial standards of section 3B,

          (e) promptly when filed (in final form) or sent, a copy of

               (1) each registration statement, Form 10-K annual report, Form 10-Q quarterly report, Form 8-K current report or similar document filed by Borrower with the Securities and Exchange Commission (or any similar federal agency having regulatory jurisdiction over Borrower's securities) and

               (2) each proxy statement, annual report, certificate, notice or other document sent by Borrower to the holders of any of its securities (or any trustee under any indenture which secures any of its securities or pursuant to which such securities are issued) and

          (f) forthwith upon Bank's written request, such other information in writing about Borrower's financial condition, properties and operations and about Borrower's employee benefit plans, if any, as Bank may from time to time reasonably request.

     3A.02 NOTICE -- Borrower will cause its chief financial officer, or in his absence another officer designated by Borrower, to give Bank prompt written notice whenever any officer of Borrower

          (a) reasonably believes (or receives notice from any governmental agency alleging) that any Reportable Event has occurred in respect of any Pension Plan or that Borrower has become in non-compliance with any law or governmental order referred to in subsection 3C.06 if non-compliance therewith would Materially and adversely affect Borrower's financial condition or its properties,

          (b) receives from the Internal Revenue Service or any other federal, state or local taxing authority any allegation of any default by Borrower in the payment of any tax that is Material in amount or notice of any assessment in respect thereof,

          (c) learns there has been brought against Borrower before any court, administrative agency or arbitrator any litigation or proceeding which, if successful, might have a Material, adverse effect on Borrower,

          (d) reasonably believes that any representation or warranty made in subsections 4B.01 through 4B.08 (both inclusive) which would have a Material adverse effect on the financial condition or operations of the Borrower shall have ceased in any respect to be true and complete or that any Default Under This Agreement shall have occurred which would have a Material adverse effect on the financial condition or operations of the Borrower, or

          (e) reasonably believes that there has occurred or begun to exist any other event, condition or thing that likely may have a Material, adverse effect on Borrower's financial condition, operations or properties.

3B. GENERAL FINANCIAL STANDARDS -- Borrower agrees that so long as the Subject Commitment remains in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will observe each of the following:

     3B.01 NET WORTH -- Borrower will not suffer or permit the sum of its consolidated Net Worth at any time to be less than the required minimum amount, as measured at the end of each fiscal quarter. The required minimum amount shall be forty five million dollars ($45,000,000) EXCEPT that that amount shall be permanently increased, as of end of each fiscal year, by an amount equal to fifty percent (50%) of net income for such year.

     3B.02 INTEREST COVERAGE -- Borrower will not, during any fiscal quarter measurement period (measured on a four quarter (4) rolling basis) (commencing with the present quarter), suffer or permit the aggregate of its consolidated pre-tax income plus its consolidated interest expense divided by its consolidated interest expense to be less than 3.00 to 1.00 for that period.

     3B.03 FIXED CHARGE COVERAGE RATIO - Borrower will not, during any fiscal quarter measurement period (measured on a four (4) quarter rolling basis) (commencing with the present quarter), suffer or permit its Fixed Charge Coverage Ratio to be less than 1.25 to 1.00. Fixed Charge Coverage Ratio shall mean consolidated net income plus interest expense plus depreciation plus amortization plus income taxes divided by current portion of long term debt plus interest expense plus income taxes plus capital expenditures net of Bank financings plus dividends.

3C. AFFIRMATIVE COVENANTS-- Borrower agrees that so long as the Subject Commitment remains in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will perform and observe each of the following:

     3C.01  TAXES -- Borrower will pay in full

          (a) prior in each case to the date when penalties for the nonpayment thereof would attach, all taxes, assessments and governmental charges and levies for which it may be or become subject and

          (b) prior in each case to the date the claim would become delinquent for non-payment, all other lawful claims (whatever their kind or nature) which, if unpaid, might become a lien or charge upon its property;

     PROVIDED, that no item need be paid so long as and to the extent that it is contested in good faith and by timely and appropriate proceedings which are effective to stay enforcement thereof, or, if found to be owed, would not have a Material adverse effect on the financial condition or operations of the Borrower.

     3C.02 FINANCIAL RECORDS -- Borrower will at all times keep true and complete financial records in accordance with GAAP and, without limiting the generality of the foregoing, make appropriate accruals to reserves for estimated and contingent losses and liabilities.

     3C.03    VISITATION  --  Borrower  will  permit  Bank  at   all
     reasonable times

          (a) to visit and inspect Borrower's properties and examine its records at Bank's expense and to make copies of and extracts from such records and

          (b) to consult with Borrower's directors, officers, employees, accountants, actuaries, trustees and plan administrators in respect of its financial condition, properties and operations and the financial condition of its employee benefit plans, each of which parties is hereby authorized to make such information available to Bank to the same extent that it would be to Borrower.

     3C.04  INSURANCE -- Borrower will

          (a)   keep  itself  and  all of its  insurable  properties
          insured at all times to such extent, with such deductibles, by such insurers and against such hazards and liabilities as is generally and prudently done by like businesses, EXCEPT that if a more specific standard is provided in any Related Writing, the more specific standard shall prevail and

          (b) forthwith upon Bank's written request, furnish to Bank such information about Borrower's insurance as Bank may from time to time reasonably request, which information shall be prepared in form and detail reasonably satisfactory to Bank and certified by an officer of Borrower.

     3C.05   CORPORATE  EXISTENCE  -- Borrower  will  at  all  times
     maintain its corporate existence, rights and franchises.

     3C.06 COMPLIANCE WITH LAW -- Borrower will comply with all laws (whether federal, state or local and whether statutory, administrative or judicial or other) and with every lawful governmental order (whether administrative or judicial) if a failure to comply would have a Material adverse affect on the financial condition or operations of the Borrower, and will, without limiting the generality of the foregoing,

          (a) use and operate all of its facilities and properties in Material compliance with all Environmental Laws and handle all hazardous materials in Material compliance therewith; keep in full effect each permit, approval, certification, license or other authorization required by any enviromnmental law for the conduct of any Material portion of its business; and comply in all other Material respects with all Environmental Laws;

          (b) make a full and timely payment of premiums required by ERISA and perform and observe all such further and other requirements of ERISA such that no Default under ERISA shall occur or begin to exist and

          (c)    comply  with  all  Material  requirements  of   all
          occupational health and safety laws;

     PROVIDED, that this subsection shall not apply to any of the foregoing

          (i) if and to the extent that the same shall be contested in good faith by timely and appropriate proceedings which are effective to stay enforcement thereof and against which appropriate reserves shall have been established or

          (ii) in any other case so long as no Default Under This Agreement would occur or begin to exist if the maximum liability of all such items (including, without limitation, those referred to in clause (i)) were reflected in Borrower's balance sheet as a current liability.

           3C.07   PROPERTIES  -- Borrower will maintain  all  fixed
     assets necessary to its continuing operations in good working order and condition, ordinary wear and tear excepted.

          3C.08 SEASIDE FACTORS, L.L.C. So long as any Subject Indebtedness or any Subject LC shall remain outstanding, Seaside Factors, L.L.C. shall remain a wholly-owned subsidiary of the Borrower.

            3C.09 ACTIVE SUBSIDIARIES - If Borrower, or any subsidiary of Borrower, shall acquire or create a new Active subsidiary, or any current non-active subsidiary shall become Active, Borrower shall cause such Active subsidiary to execute and deliver a guaranty of payment guaranteeing the obligations of the Borrower as defined in that Guaranty of Payment dated as of August 1, 2001 and attached hereto as Attachment A hereto. For purposes of this subsection, Active subsidiary shall a mean a subsidiary described as Active by the Borrower to the Bank, but shall not be deemed to include Allied Construction Products, Inc. The Borrower shall advise the Bank of its Active subsidiaries on an annual basis when providing its annual financial statements.

3D. NEGATIVE COVENANTS -- Borrower agrees that so long as the Subject Commitments remain in effect and thereafter until the Subject Indebtedness shall have been paid in full, Borrower will observe, and will cause each Subsidiary to observe, such of the following provisions as are on their respective parts to be complied with, namely:

     3D.01  EQUITY TRANSACTIONS -- Borrower will not

           (a) be a party to any merger, consolidation or other corporate reorganization,

          (b) purchase or otherwise acquire all or substantially all of the assets and business of any corporation or other business enterprise,

          (c) create, acquire or have any Subsidiary, or be or become a party to any joint venture or partnership, or make or keep any investment in any stocks or other equity securities of any kind other than the types of investments fully disclosed in Borrower's Most Recent 4A.04 Financial Statements or in the Supplemental Schedule or

          (d) lease as lessor, sell, sell-leaseback or otherwise transfer (whether in one transaction or a series of transactions) all or any substantial part of its fixed assets EXCEPT chattels that shall have become obsolete or no longer useful in its present business;

     PROVIDED, that if no Default Under This Agreement shall then exist and if none would thereupon begin to exist, and no Change of Control shall have occurred or be continuing, this subsection shall not apply to any transaction referred to in clause (a), (b) (c) or (d) if (1) any new subsidiary shall execute and deliver to the Bank a guaranty of payment guaranteeing the obligations of the Borrower hereunder and (2) the Borrower shall be the surviving corporation. For purposes of this Section, Change of Control shall mean that the majority and controlling shareholder of the Borrower as of the date of this Agreement shall no longer be the majority and controlling shareholder of the Borrower.

     3D.02  Intentionally left blank.

     3D.03 BORROWINGS -- Borrower will not create, assume or have outstanding at any time any indebtedness for borrowed money or any Funded Indebtedness of any kind; PROVIDED, that this subsection shall not apply to

           (i) the Subject Indebtedness or any other Debt owing to Bank,

          (ii)  any Subordinated indebtedness,

          (iii) any existing or future indebtedness secured by a purchase money security interest permitted by subsection 3D.04 or incurred under a lease permitted by subsection 3D.04,

          (iv) any existing indebtedness fully disclosed in Borrower's Most Recent 4A.04 Financial Statements or in the Supplemental Schedule or any renewal or extension thereof in whole or in part,

          (v) the Loan Agreement between the Borrower and the County of Cuyahoga, Ohio dated as of August 1, 2001, to be secured by a letter of credit issued pursuant to a Reimbursement Agreement dated as of August 1, 2001 between Borrower and Bank, or

          (vi) the secured and unsecured indebtedness of Borrower and its affiliates to Key Bank and Seaside Factors, LLC from time to time disclosed to the Bank.

     3D.04  LIENS, LEASES -- Borrower will not

          (a)   lease any property as lessee or acquire or hold  any
          property   subject   to   any  land  contract,   inventory
          consignment or other title retention contract,

          (b) sell or otherwise transfer any Receivables, whether with or without recourse or

          (c) suffer or permit any of borrower's equipment, inventory, receivables or other property or assets now owned or hereafter acquired by it to be or become encumbered by any mortgage, security interest, lien or financing statement;

     PROVIDED, that this subsection shall not apply to

          (i) any tax lien, or any lien securing workers' compensation or unemployment insurance obligations, or any mechanic's, carrier's or landlord's lien, or any lien arising under ERISA, or any security interest arising under article four (bank deposits and collections) or five (letters of credit) of the Uniform Commercial Code, or any similar security interest or other lien, EXCEPT that this clause (i) shall apply only to security interests and other liens arising by operation of law (whether statutory or common law) and in the ordinary course of business and shall not apply to any security interest or other lien that secures any indebtedness for borrowed money or any Guaranty thereof or any obligation that is in Material default in any manner (other than any default contested in good faith by timely and appropriate proceedings effective to stay enforcement of the security interest or other lien in question),

          (ii) zoning or deed restrictions, public utility easements, minor title irregularities and similar matters having no adverse effect as a practical matter on the ownership or use of any of the property in question,

          (iii) any lien securing or given in lieu of surety, stay, appeal or performance bonds, or securing performance of contracts or bids (other than contracts for the payment of money borrowed), or deposits required by law or governmental regulations or by any court order, decree, judgment or rule or as a condition to the transaction of business or the exercise of any right, privilege or license, EXCEPT that this clause (iii) shall not apply to any lien or deposit securing an obligation that is in Material default in any manner (other than any default contested in good faith by timely and appropriate proceedings effective to stay enforcement of the security interest or other lien in question),

          (iv) any mortgage, security interest or other lien securing only Borrower's Debt to Bank or any affiliate of Bank,

          (v) any lease other than any capitalized lease (it being agreed that a capitalized lease is a lien rather than a lease for the purposes of this Agreement) so long as the aggregate annual rentals of all such leases do not exceed two hundred thousand dollars ($200,000),

          (vi) any mortgage, security interest or other lien which (together with the indebtedness secured thereby) is fully disclosed in Borrower's Most Recent 4A.04 Financial Statements or in the Supplemental Schedule,

          (vii) any financing statement perfecting a security interest that would be permissible under this subsection,

          (viii)  leases for business premises, or

          (ix) liens from Borrower and/or its affiliates in favor of Seaside Factors, LLC, from time to time disclosed to Bank.

4A.   CLOSING -- Prior to or at the execution and delivery  of  this
Agreement Borrower shall have complied or caused compliance with each of the following:

     4A.01   SUBJECT  NOTE  --  Borrower  shall  have  executed  and
     delivered  a Subject Note to Bank in accordance with subsection
     2B.01.

     4A.02 RESOLUTIONS/INCUMBENCY -- Borrower's secretary or assistant secretary shall have certified to Bank (a) a copy of resolutions duly adopted by Borrower's board of directors in respect of this Agreement and (b) the names and true signatures of officers authorized to execute and deliver this Agreement and Related Writings on behalf of Borrower.

     4A.03 LEGAL OPINION -- Borrower's counsel shall have rendered to Bank their written opinion in respect of the matters referred to in subsections 4B.01, 4B.02, 4B.03 and 4B.04, which opinion shall be in such form and substance (and may be subject only to such qualifications and exceptions, if any) as shall be satisfactory to Bank.

     4A.04 FINANCIAL STATEMENTS -- Borrower shall have furnished to Bank at least one true and complete copy of each of the following: Borrower's annual audit report (including, without limitation, all financial statements therein and notes thereto and the accompanying accountants' certificate and management report) prepared as at December 31, 2000 and annual audit reports for each of Borrower's two next preceding fiscal years (each having been certified by Ernst & Young LLC) and Borrower's unaudited interim financial statements prepared as at March 31, 2001

     4A.05 GUARANTY -- The active subsidiaries and affiliates of the Borrower and any other newly created subsidiaries or affiliates of Borrower, but excluding Allied Construction Products, Inc., shall each have executed and delivered to Bank their joint and several Guaranty of Payment of the Subject Indebtedness and Borrower's other Debt, if any, to Bank.

     4A.06    DOCUMENTATION  FEE  --  Borrower  shall  pay  Bank   a
     documentation  fee  of  four  thousand  five  hundred   dollars
     ($4,500).

4B. WARRANTIES -- Subject only to such additions and exceptions, if any, as may be set forth in the Supplemental Schedule or in Borrower's Most Recent 4A.04 Financial Statements, Borrower represents and warrants as follows:

     4B.01   EXISTENCE -- Borrower is a duly organized  and  validly
     existing  Delaware corporation in good standing.   Borrower  is
     duly qualified to transact business in each state or other jurisdiction in which it owns or leases any real property or in
     which   the  nature  of  the  business  conducted  makes   such
     qualification necessary or, if not so qualified, such failure to qualify will have no Material adverse effect upon Borrower's financial condition and its ability to transact business. Borrower has delivered to Bank a listing of its active and non-active Subsidiaries and affiliates.

     4B.02 GOVERNMENTAL RESTRICTIONS -- No registration with or approval of any governmental agency of any kind is required on the part of Borrower for the due execution and delivery or for the enforceability of this Agreement or any Related Writing other than the filing or recording of documents with public officials.

     4B.03 CORPORATE AUTHORITY -- Borrower has requisite corporate power and authority to enter into this Agreement and to obtain and secure the Subject Loan in accordance with this Agreement. The officer executing and delivering this Agreement on behalf of Borrower has been duly authorized to do so and to execute and deliver a Subject Note and other Related Writings in accordance with section 4A. Neither the execution and delivery of this Agreement or any Related Writing by Borrower nor its performance and observance of the respective provisions thereof will violate any existing provision in its charter or by-laws or any applicable law or violate or otherwise constitute a default under any contract or other obligation now existing and binding upon it. Upon the execution and delivery thereof, this Agreement and the aforesaid Related Writings will each become a valid and binding obligation enforceable against Borrower according to their respective tenors subject, however, to any applicable insolvency or bankruptcy law of general applicability and general principles of equity.

     4B.04 LITIGATION -- No litigation or proceeding is pending against Borrower before any court, administrative agency or arbitrator which might, if successful, have a Material adverse effect on Borrower.

     4B.05 TAXES -- Borrower has filed all federal and such state and local tax returns the failure to file of which would have a material adverse affect on the financial condition of the Borrower and paid all taxes due as shown thereon (EXCEPT to the extent, if any, permitted by subsection 3C.01). The Internal Revenue Service has audited Borrower's tax returns through fiscal year 1997 and has not alleged any Material default by Borrower in the payment of any tax Material in amount or threatened to make any assessment in respect thereof which has not been reflected in Borrower's Most Recent 4A.04 Financial Statements.

     4B.06 TITLE -- Borrower has good and marketable title to all assets reflected in its Most Recent 4A.04 Financial Statements EXCEPT for changes resulting from transactions in the ordinary course of business. All such assets are clear of any mortgage, security interest or other lien of any kind other than any permitted by subsection 3D.04, liens in favor of Seaside Factors, LLC from Borrower and/or its affiliates and excluding liens on the assets of the Guarantors under the Guaranty of Payment.

     4B.07 LAWFUL OPERATIONS -- Borrower's operations have at all relevant times been and continue to be in compliance with all requirements imposed by such laws, whether federal, state or local, whether statutory, regulatory or other, including (without limitation) ERISA, all Environmental Laws, and occupational safety and health laws and all zoning ordinances, the failure to comply with which would have a Material adverse effect on the financial condition or operations of the Borrower. Without limiting the generality of the foregoing,

          (a) no condition exists at, on or under any facility or other property now or previously owned by Borrower which would give rise to any Material liability under any Environmental Law; and Borrower has not received any notice from any governmental agency, court or anyone else that it is a potentially responsible party for the clean-up of any environmental waste site, is in violation of any environmental permit or law or has been placed on any registry of solid or hazardous waste disposal site, which liability or violation would have a Material adverse effect on the financial condition or operations of the Borrower;

          (b) No Accumulated Funding Deficiency exists in respect of any of Borrower's Pension Plans; and no Reportable Event has occurred in respect of any such plan which is continuing and which constitutes grounds either for termination of the plan or for court appointment of a trustee for the administration thereof that would have a Material adverse effect on the financial condition or operations of the Borrower.

     4B.08 INSURANCE -- Borrower's insurance coverage complies with the standards set forth in subsection 3C.04 and those set forth in the Related Writings referred to in subsections 4A.05 and 4A.06.

     4B.09 FINANCIAL STATEMENTS -- Each of the financial statements referred to in subsection 4A.04 has been prepared in accordance with generally accepted accounting principles applied on a basis consistent with those used by Borrower during its then next preceding full fiscal year EXCEPT to the extent, if any, specifically noted therein and fairly presents in all Material respects (subject to routine year-end audit adjustments in the case of the unaudited financial statements) it's financial condition as of the date thereof (including a full disclosure of Material contingent liabilities, if any) and the results of its operations, if any, for the fiscal period then ending.
     There has been no Material adverse change in Borrower's financial condition, properties or business since the date of Borrower's Most Recent 4A.04 Financial Statements nor any change in its accounting procedures since the end of Borrower's latest full fiscal year covered by those statements.

     4B.10 DEFAULTS -- No Default Under This Agreement exists, nor will any exist immediately after the execution and delivery of this Agreement.

5A. EVENTS OF DEFAULT -- Each of the following shall constitute an Event of Default hereunder:

     5A.01 PAYMENTS -- If any principal included in the Subject Indebtedness shall not be paid in full promptly when the same becomes payable; or if any Subject Indebtedness (EXCEPT principal) or any of Borrower's other Debt to Bank shall not be paid in full promptly when the same becomes payable and shall remain unpaid for three (3) consecutive Business Days thereafter.

     5A.02 WARRANTIES -- If any representation, warranty or statement made in this Agreement or in any Related Writing referred to in section 4A shall be false or erroneous in any Material respect; or if any representation, warranty or statement hereafter made by or on behalf of Borrower in any Related Writing not referred to in section 4A shall be false or erroneous in any Material respect.

     5A.03   COVENANTS WITHOUT GRACE -- If Borrower  shall  fail  or
     omit to perform or observe any provisions in subsections 3B.

     5A.04 COVENANTS WITH GRACE -- If anyone (other than Bank and its agents) shall fail or omit to perform and observe any agreement (other than those referred to in subsections 5A.01 or 5A.03) contained in this Agreement or any Related Writing that is on its part to be complied with, and that failure or omission shall not have been fully corrected within thirty (30) days after the giving of written notice to Borrower by Bank that it is to be remedied.

     5A.05 CROSS-DEFAULT -- If any of Borrower's indebtedness for borrowed money (regardless of maturity) or any of its Funded Indebtedness shall be or become "in default" (as defined below). In this subsection, in default means that (a) there shall have occurred (or shall exist) in respect of the indebtedness in question (either as in effect at the date of this Agreement or as in effect at the time in question) any event, condition or other thing which constitutes, or which with the giving of notice or the lapse of any applicable grace period or both would constitute, a default which accelerates (or permits any creditor or creditors or representative or creditors to accelerate) the maturity of any such indebtedness; or (b) any such indebtedness (other than any payable on demand) shall not have been paid in full at its stated maturity; or (c) any such indebtedness payable on demand shall not have been paid in full within ten (10) Banking Days after any actual demand for payment.

     5A.06 BORROWER'S SOLVENCY -- If (a) Borrower shall discontinue operations, or (b) Borrower shall commence any Insolvency Action of any kind or admit (by answer, default or otherwise) the Material allegations of, or consent to any relief requested in, any Insolvency Action of any kind commenced against Borrower by its creditors or any thereof, or
     (c) any creditor or creditors shall commence against Borrower any Insolvency Action of any kind which shall remain in effect (neither dismissed nor stayed) for thirty (30) consecutive days.

5B. EFFECTS OF DEFAULT -- Notwithstanding any contrary provision or inference in this Agreement or in any Related Writing:

     5B.01 OPTIONAL DEFAULTS -- If any Event of Default referred to in subsection 5A.01 through 5A.05, both inclusive, shall occur and be continuing, Bank shall have the right in its discretion, by giving written notice to Borrower,

          (a) to terminate the Subject Commitment (if not already expired or reduced to zero pursuant to section 2A or terminated pursuant to this section) and Bank shall have no obligation thereafter to grant any Subject Loan to Borrower, and

          (b) to accelerate the maturity of all of Borrower's Debt to Bank (other than Debt, if any, already due and payable), and all such Debt shall thereupon become and thereafter be immediately due and payable in full without any presentment or demand and without any further or other notice of any kind, all of which are hereby waived by Borrower.

     5B.02   AUTOMATIC DEFAULTS -- If any Event of Default  referred
     to in subsection 5A.06 shall occur,

          (a) the Subject Commitment shall automatically and immediately terminate (if not already expired or reduced to zero pursuant to section 2A or terminated pursuant to this section) and Bank shall have no obligation thereafter to grant any Subject Loan to Borrower, and

          (b) all of Borrower's Debt to Bank (other than Debt, if any, already due and payable) shall thereupon become and thereafter be immediately due and payable in full, all without any presentment, demand or notice of any kind, which are hereby waived by Borrower.

     5B.03 OFFSETS -- If there shall occur or exist any Default Under This Agreement referred to in subsection 5A.06, then, so long as that Default Under This Agreement exists, Bank shall have the right at any time to set off against and to appropriate and apply toward the payment of the Subject Indebtedness then owing to it, whether or not the same shall then have matured, any and all deposit balances then owing by Bank to or for the credit or account of Borrower, all without notice to or demand upon Borrower, all such notices and demands being hereby expressly waived.

6A. INDEMNITY: STAMP TAXES -- Borrower will pay all stamp taxes and similar taxes, if any, including interest and penalties, if any, payable in respect of the issuance of the Subject Indebtedness.

6B.  INDEMNITY: GOVERNMENTAL COSTS/FIXED-RATE LOANS -- If

     (a) there shall be introduced or changed any treaty, statute, regulation or other law, or there shall be made any change in the interpretation or administration thereof, or there shall be made any request from any central bank or other lawful governmental authority, the effect of any of which events shall be to (1) impose, modify or deem applicable any reserve or special deposit requirements against assets held by or deposits in or loans by any national banking association (whether or not applicable to Bank) or by Bank or (2) subject Bank to any tax, duty, fee, deduction or withholding or (3) change the basis of taxation of payments due to Bank from Borrower (otherwise than by a change in taxation of Bank's overall net income) or (4) impose on Bank any penalty in respect of any Fixed-Rate Loans and

     (b) in Bank's sole opinion any such event (1) increases (or, if the event were applicable to Bank, would increase) the cost of making, funding or maintaining any Fixed-Rate Loan or (2) reduces the amount of any payment to be made to Bank in respect of the principal or interest on any Fixed-Rate Loan or other payment under this Agreement, then, upon Bank's demand, Borrower shall from time to time pay Bank an amount equal to each such cost increase or reduced payment, as the case may be.

6C. INDEMNITY: FUNDING COSTS -- Borrower agrees to indemnify Bank against any loss relating in any way to its funding of any Fixed-Rate Loan paid before its stated maturity (whether a prepayment or a payment following any acceleration of maturity) and to pay Bank, as liquidated damages for any such loss, an amount (discounted to the present value in accordance with standard financial practice at a rate equal to the treasury yield) equal to interest computed on the principal payment from the payment date to the respective stated maturities thereof at a rate equal to the difference of the contract rate less the treasury yield, all as determined by Bank in its reasonable discretion. Treasury yield means the annual yield on direct obligations of the United States having a principal amount and maturity similar to that of the principal being paid.

6D. CREDIT REQUESTS -- Whenever Borrower shall revoke any Credit Request for a Fixed-Rate Loan, or shall for any other reason fail to borrow pursuant thereto or otherwise comply therewith, or shall fail to honor any prepayment notice, then, in each case on any bank's demand, Borrower shall pay each bank such amount as will compensate it for any loss, cost or expense incurred by it by reason of its liquidation or reemployment of deposits or other funds.

6E. INDEMNITY: UNFRIENDLY TAKEOVERS -- Borrower agrees to indemnify Bank and hold Bank harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind (including, without limitation, the reasonable fees and disbursements of counsel in connection with any investigative, administrative or judicial proceeding, whether or not Bank shall be designated a party thereto) which may be incurred by Bank relating to or arising out of any actual or proposed use of proceeds of the Subject Loans in connection with the financing of an acquisition of any corporation or other business entity, PROVIDED that Bank shall have no right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

6F.  INDEMNITY: CAPITAL REQUIREMENTS -- If

     (a)   at  any  time  any governmental authority  shall  require
     National City Corporation or Bank, whether or not the requirement has the force of law, to maintain, as support for the Subject Commitment, capital in a specified minimum amount that either is not required or is greater than that required at the date of this Agreement, whether the requirement is implemented pursuant to the "risk-based capital guidelines" (published at 12 CFR 3 in respect of "national banking associations", 12 CFR 208 in respect of "state member banks" and 12 CFR 225 in respect of "bank holding companies") or otherwise, and

     (b) as a result thereof the rate of return on capital of National City Corporation or Bank or both (taking into account their then policies as to capital adequacy and assuming full utilization of their capital) shall be directly or indirectly reduced by reason of any new or added capital thereby allocable to the Subject Commitment, then and in each such case Borrower shall, on Bank's demand, pay Bank as an additional fee such amounts as will in Bank's reasonable opinion reimburse National City Corporation and Bank for any such reduced rate of return; provided, however, that Borrower shall have the right to terminate this Agreement and pre-pay (within 30 days of Bank's demand) all outstanding indebtedness in lieu of paying Bank such additional fee.

6G. INDEMNITY: COLLECTION COSTS -- If any Event of Default shall occur and shall be continuing, Borrower will pay Bank such further amounts, to the extent permitted by law, as shall cover Bank's costs and expenses (including, without limitation, the reasonable fees, interdepartmental charges and disbursements of its counsel) incurred in collecting the Subject Indebtedness or in otherwise enforcing its rights and remedies in respect thereof.

6H. CERTIFICATE FOR INDEMNIFICATION -- Each demand by Bank for payment pursuant to section 6A, 6B, 6C, 6D, 6E, 6F or 6G shall be accompanied by a certificate setting forth the reason for the payment, the amount to be paid, and the computations and assumptions in determining the amount, which certificate shall be presumed to be correct in the absence of manifest error. In determining the amount of any such payment, Bank may use reasonable averaging and attribution methods.

7. BANK'S PURPOSE -- Bank represents and warrants to Borrower that Bank is familiar with the Securities Act of 1933 as amended and the rules and regulations thereunder and is not entering into this Agreement with any intention of violating that Act or any rule or regulation thereunder, it being understood, however, that Bank shall at all times retain full control of the disposition of its assets.

8. INTERPRETATION -- This Agreement and the Related Writings shall be governed by the following provisions:

     8.01 WAIVERS -- Bank may from time to time in its discretion grant Borrower waivers and consents in respect of this Agreement or any Related Writing or assent to amendments thereof, but no such waiver or consent shall be binding upon Bank unless specifically granted by Bank in writing, which writing shall be strictly construed. Without limiting the generality of the foregoing, Borrower agrees that no course of dealing in respect of, nor any omission or delay in the exercise of, any right, power or privilege by Bank shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any further or other exercise thereof or of any other, as each such right, power or privilege may be exercised either independently or concurrently with others and as often and in such order as Bank may deem expedient.

     8.02 CUMULATIVE PROVISIONS -- Each right, power or privilege specified or referred to in this Agreement or any Related Writing is in addition to and not in limitation of any other rights, powers and privileges that Bank may otherwise have or acquire by operation of law, by other contract or otherwise.

     8.03 BINDING EFFECT -- The provisions of this Agreement and the Related Writings shall bind and benefit Borrower and Bank and their respective successors and assigns, including each subsequent holder, if any, of the Subject Notes or any thereof; PROVIDED, that no person or entity other than Borrower may obtain Subject Loans; and PROVIDED, further, that neither any holder of any Subject Note or assignee of any Subject Loan, whether in whole or in part, shall thereby become obligated thereafter to grant Borrower any Subject Loan.

     8.04 SURVIVAL OF PROVISIONS -- All representations and warranties made in or pursuant to this Agreement or any Related Writing shall survive the execution and delivery of this Agreement and the Subject Notes. The provisions of sections 6A, 6B, 6C and 6D shall survive the payment of the Subject Indebtedness.

     8.05 IMMEDIATE U.S. FUNDS -- Any reference to money is a reference to lawful money of the United States of America which, if in the form of credits, shall be in immediately available funds.

     8.06 CAPTIONS -- The several captions to different sections and subsections of this Agreement are inserted for convenience only and shall be ignored in interpreting the provisions thereof.

     8.07 SUBSECTIONS -- Each reference to a section includes a reference to all subsections thereof (i.e., those having the same character or characters to the left of the decimal point) EXCEPT where the context clearly does not so permit.

     8.08 ILLEGALITY -- If any provision in this Agreement or any Related Writing shall for any reason be or become illegal, void or unenforceable, that illegality, voidness or unenforceability shall not affect any other provision.

     8.09 OHIO LAW -- This Agreement and the Related Writings and the respective rights and obligations of the parties hereto shall be construed in accordance with and governed by internal Ohio law.

     8.10 INTEREST/FEE COMPUTATIONS -- All interest and all fees for any given period shall accrue on the first day thereof but not on the last day thereof and in each case shall be computed on the basis of a 360-day year and the actual number of days elapsed. In no event shall interest accrue at a higher rate than the maximum rate, if any, permitted by law.

     8.11 NOTICE -- A notice to or request of Borrower shall be deemed to have been given or made under this Agreement or any Related Writing either upon the delivery of a writing to that effect (either in person or by transmission of a telecopy) to -any one or more of the President, Chief Financial Officer or General Counsel of Borrower or five (5) days after a writing to that effect shall have been deposited in the United States mail and sent, with postage prepaid, by registered or certified mail, properly addressed to Borrower (Attention: chief financial officer). No other method of actually giving actual notice to or making a request of Borrower is hereby precluded. Every notice required to be given to Bank pursuant to this Agreement or any Related Writing shall be delivered (either in person or by transmission of a telecopy) to an Account Officer of Bank. A notice or request by mail is properly addressed to a party when addressed to it at the address set forth opposite its signature below or at such other address as that party may furnish to each of the others in writing for that purpose. A telecopy is transmitted to a party when transmitted to the telecopy number set forth opposite that party's signature below (or at such other telecopy number as that party may furnish to the other in writing for that purpose).

     8.12 ACCOUNTING TERMS -- Any accounting term used in this Agreement shall have the meaning ascribed thereto by GAAP subject, however, to such modification, if any, as may be provided by section 9 or elsewhere in this Agreement.

     8.13 ENTIRE AGREEMENT -- This Agreement and the Related Writings referred to in or otherwise contemplated by this Agreement set forth the entire agreement of the parties as to the transactions contemplated by this Agreement.

     8.14 WAIVER OF JURY TRIAL -- The parties acknowledge and agree that any controversy that may arise under this Agreement and the Related Writings would involve difficult and complex issues and therefore agree that any law suit growing out of or incidental to any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

     8.15   LATE  CHARGE; APPLICATION OF PAYMENTS --  If  Borrower
     fails to pay any amount due hereunder, or any fee in connection herewith, in full within ten (l0) days after its due date, Borrower will, in each case, incur and shall pay a late charge equal to the greater of twenty dollars ($20.00) or five percent (5%) of the unpaid amount. The payment of a late charge will not cure or constitute a waiver of any Event of Default under this Agreement. Except as otherwise agreed in writing, payments will be applied first to accrued but unpaid interest and fees, in that order, on an invoice by invoice basis in the order of their respective due dates, until paid in full, then to late charges and then to principal.

     8.16 SHARING OF INFORMATION -- Bank shall have the right to furnish to its Affiliates, and to such other persons or entities as Bank shall deem advisable for the conduct of its business, information concerning the business, financial condition, and property of Borrower, the amount of the Debt of Borrower, and the terms, conditions, and other provisions applicable to the respective parts thereof.

     8.17 JURISDICTION AND VENUE. Any action, claim, counterclaim, crossclaim, proceeding, or suit, whether at law or in equity, whether sounding in tort, contract, or otherwise at any time arising under or in connection with this Agreement or any Related Writing, the administration, enforcement, or negotiation of this Agreement or any Related Writing, or the performance of any obligation in respect of this Agreement or any Related Writing (each such action, claim, counterclaim, crossclaim, proceeding, or suit, an "Action") may be brought in any federal or state court located in the city in which Bank's banking office is located. Borrower hereby unconditionally submits to the jurisdiction of any such court with respect to each such Action and hereby waives any objection Borrower may now or hereafter have to the venue of any such Action brought in any such court.

9. DEFINITIONS -- As used in this Agreement and in the Related Writings, EXCEPT where the context clearly requires otherwise,

     Account Officer means that officer who at the time in question is designated by Bank as the officer having primary responsibility for giving consideration to Borrower's requests for credit or, in that officer's absence, that officer's immediate superior or any other officer who reports directly to that superior officer;

     Accumulated Funding Deficiency shall have the meaning ascribed thereto in section 302(a)(2) of ERISA;

     Affiliate means, when used with reference to any person or entity (the subject), a person or entity that is in control of, under the control of, or under common control with, the subject, the term control meaning the possession, directly or indirectly, of the power to direct the management or policies of a person or entity, whether through the ownership of voting securities, by contract, or otherwise;

     Agreement means this Agreement and includes each amendment, if any, to this Agreement;

     Bank means National City Bank, a national banking association headquartered in Cleveland, Ohio;

     Banking Day means (a) in the case of a LIBOR Loan, a day on which banks in the London Interbank Market deal in United States dollar deposits and on which banking institutions are generally open for domestic and international business in Cleveland, Ohio and in New York City and (b) in any other case, any day other than a Saturday or a Sunday or a public holiday or other day on which banking institutions in Cleveland, Ohio, are generally closed and do not conduct a general banking business;

     Borrower means Pubco Corporation,  a Delaware corporation;

     Company refers to Borrower or to a Subsidiary of Borrower, as the case may be;

     Compensation includes all considerations (including without limitation, deferred compensation and disbursements to trusts), whatever the form or kind, for services rendered;

     Contract Period is defined in subsection 2B.07;

     Credit  Request  means  a request made pursuant  to  subsection
     2B.02;

     Debt means, collectively, all liabilities of the party or parties in question to Bank, whether owing by one such party alone or with one or more others in a joint, several, or joint and several capacity, whether now owing or hereafter arising, whether owing absolutely or contingently, whether created by loan, overdraft, Guaranty of payment or other contract or by quasi-contract or tort, statute or other operation of law or other, and whether participated to or from Bank in whole or in part; and in the case of Borrower includes, without limitation, the Subject Indebtedness;

     Default under ERISA means (a) the occurrence or existence of a Material Accumulated Funding Deficiency in respect of any of the Companies' respective Pension Plans, (b) any failure by the Companies to make a full and timely payment of premiums required by ERISA for insurance against any employer's liability in respect of any such plan, (c) any Material breach of a fiduciary duty by any Company or trustee in respect of any such plan or (d) the existence of any action for the forceable termination of any such plan;

     Default Under This Agreement means an event, condition or thing which constitutes (or which with the lapse of any applicable grace period or the giving of notice or both would constitute) an Event of Default referred to in section 5A and which has not been appropriately waived in writing in accordance with this Agreement or corrected to Bank's full satisfaction;

     Distribution means a payment made, liability incurred or other consideration (other than any stock dividend or stock split payable solely in capital stock of Borrower) given by any Company for the purchase, acquisition, redemption or retirement of any capital stock of Borrower or as a dividend, return of capital or other distribution in respect of Borrower's capital stock; and Distribute means to make a Distribution;

     Environmental Law means the Comprehensive Environmental Response, Compensation, and Liability Act (42 USC 9601 et seq.), the Hazardous Material Transportation Act (49 USC 1801 et seq.), the Resource Conservation and Recovery Act (42 USC 6901 et seq.), the Federal Water Pollution Control Act (33 USC 1251 et seq.), the Toxic Substances Control Act (15 USC 2601 et seq.) and the Occupational Safety and Health Act (29 USC 651 et seq.), as such laws have been or hereafter may be amended, and any and all analogous future federal, or present or future state or local, statutes and the regulations promulgated pursuant thereto;

     ERISA means the Employee Retirement Income Security Act of 1974 (P.L. 93-406) as amended from time to time and in the event of any amendment affecting any section thereof referred to in this Agreement, that reference shall be a reference to that section as amended, supplemented, replaced or otherwise modified;

     ERISA Regulator means any governmental agency (such as the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation) having any regulatory authority over any of the Companies' Pension Plans;

     Event of Default is defined in section 5A;

     Expiration  Date  means  the  date  referred  to  as  such   in
     subsection 2A.02, EXCEPT that in the event of any extension pursuant to subsection 2A.05, Expiration Date shall mean the latest date to which the Subject Commitment shall have been so extended;

     FDIC Assessment Rate means the gross annual assessment rate (rounded upwards, if necessary, to the next higher 1/16 of 1%) actually incurred to the Federal Deposit Insurance Corporation (or any successor) by Bank for insurance on deposits in United States dollars at Bank's main office;

     Federal Funds Rate means a fluctuating interest rate per annum, as in effect at the time in question, that is the rate determined by NCB to be the opening Federal Funds Rate per annum paid or payable by it on the day in question in its regional federal funds market for overnight borrowings from other banking institutions;

     Fixed-Rate Loan means a Subject Loan that is not a RR Loan;

     Funded Indebtedness means indebtedness of the person or entity in question which matures or which (including each renewal or extension, if any, in whole or in part) remains unpaid for more than twelve months after the date originally incurred and includes, without limitation (a) any indebtedness (regardless of its maturity) if it is renewable or refundable in whole or in part solely at the option of that person or entity (in the absence of default) to a date more than one year after the date of determination, (b) any capitalized lease, (c) any Guaranty of Funded Indebtedness owing by another person or entity and
     (d) any Funded Indebtedness secured by a security interest, mortgage or other lien encumbering any property owned or being acquired by the person or entity in question even if the full faith and credit of that person or entity is not pledged to the payment thereof; PROVIDED, that in the case of any indebtedness payable in installments or evidenced by serial notes or calling for sinking fund payments, those payments maturing within twelve months after the date of determination shall be considered current indebtedness rather than Funded Indebtedness for the purposes of section 3B but shall be considered Funded Indebtedness for all other purposes;

     GAAP means generally accepted accounting principles applied in a manner consistent with those used in Borrower's latest fiscal year-end financial statements referred to in subsection 4A.04;

     Guarantor means one who pledges his credit or property in any manner for the payment or other performance of the indebtedness, contract or other obligation of another and includes (without limitation) any guarantor (whether of collection or payment), any obligor in respect of a standby letter of credit or surety bond issued for the obligor's account, any surety, any co-maker, any endorser, and anyone who agrees conditionally or otherwise to make any loan, purchase or investment in order thereby to enable another to prevent or correct a default of any kind; and Guaranty means the obligation of a Guarantor;

     Insider, as applied to Subordinated indebtedness, refers to Subordinated indebtedness which at the time in question is owing to any person who is a director or officer of Borrower or who is the record and beneficial owner of ten percent (10%) or more of Borrower's capital stock or who is a member of the immediate family of any such director, officer or stockholder;

     Insolvency Action means either (a) a pleading of any kind filed by the person, corporation or entity (an "insolvent") in question to seek relief from the insolvent's creditors, or filed by the insolvent's creditors or any thereof to seek relief of any kind against that insolvent, in any court or other tribunal pursuant to any law (whether federal, state or other) relating generally to the rights of creditors or the relief of debtors or both, or (b) any other action of any kind commenced by an insolvent or the insolvent's creditors or any thereof for the purpose of marshalling the insolvent's assets and liabilities for the benefit of the insolvent's creditors; and Insolvency Action includes (without limitation) a petition commencing a case pursuant to any chapter of the federal bankruptcy code, any application for the appointment of a receiver, trustee, liquidator or custodian for the insolvent or any substantial part of the insolvent's assets, and any assignment by an insolvent for the general benefit of the insolvent's creditors;

     LIBOR Pre-Margin Rate means the rate per annum (rounded upwards, if necessary, to the next higher 1/16 of 1%), as determined by Bank which equals the average rate per annum at which deposits in United States dollars are offered for deposits of the maturity and amount in question, at 11:00 A.M. London time (or as soon thereafter as practicable) two Banking Days prior to the first day of the Contract Period in question, to Bank by prime banking institutions in any Eurodollar market reasonably selected by Bank;

     LIBOR Loan means a Subject Loan having a Contract Period described in clause (b) of subsection 2B.07 and bearing interest in accordance with clause (b) of subsection 2B.11;

     Material means an action that would have a substantial  adverse
     affect  on  the  financial  condition  or  operations  of   the
     Borrower;

     Most Recent 4A.04 Financial Statements means Borrower's most recent financial statements that are referred to in subsection 4A.04;

     Net Income means Net Income as determined in accordance with GAAP, after taxes and after extraordinary items, but without giving effect to any gain resulting from any reappraisal or write-up of any asset;

     Net Worth means the excess (as determined on a consolidated basis and in accordance with GAAP) of the net book value (after deducting all applicable valuation reserves and without consideration to any reappraisal or write-up of assets) of the tangible assets (i.e., all assets other than intangibles such as patents, costs of businesses over net assets acquired, good will and treasury stock) of the corporation or corporations in question over their Total Liabilities;

     Pension  Plan  means  a defined benefit  plan  (as  defined  in section 3(35) of ERISA) of the Companies or any thereof and includes, without limitation, any such plan that is a multi-employer plan (as defined in section 3(37) of ERISA) applicable to any of the Companies' employees;

     Prime Rate means the fluctuating rate of interest which is publicly announced from time to time by Bank at its principal place of business as being its "prime rate" or "base rate" thereafter in effect, with each change in the Prime Rate automatically, immediately and without notice changing the fluctuating interest rate thereafter applicable hereunder, it being agreed that the Prime Rate is not necessarily the lowest rate of interest then available from Bank on fluctuating rate loans;

     Receivable means a claim for money due or to become due, whether classified as an account, instrument, chattel paper, general intangible, incorporeal hereditament or otherwise, and any proceeds of the foregoing;

     Reference Rate means, on any given date, either the Prime Rate in effect for that day or a rate equal to one percent (1%) per annum plus the Federal Funds Rate in effect for that day, whichever rate shall be the higher for that day;

     Related Writing means any note, mortgage, security agreement, other lien instrument, financial statement, audit report, notice, legal opinion, Credit Request, officer's certificate or other writing of any kind which is delivered to the Bank and which is relevant in any manner to this Agreement or any Related Writing and includes, without limitation, the Subject Notes and the other writings referred to in sections 3A and 4A;

     Reportable Event has the meaning ascribed thereto by ERISA;

     RR Loan means a Subject Loan maturing in the manner described in the first sentence of subsection 2B.08 and bearing interest in accordance with subsection 2B.11;

     Subject Commitment means Bank's commitment to extend credit to Borrower pursuant to sections 2A and 2B of this Agreement and upon the terms, subject to the conditions of this Agreement and in accordance with the other provisions of this Agreement;

     Subject Indebtedness means, collectively, the principal of and interest on the Subject Loans and all fees and other liabilities, if any, incurred by Borrower to Bank pursuant to this Agreement or any Related Writing;

     Subject Loan means a loan obtained by Borrower pursuant to this Agreement;

     Subject Note means a note executed and delivered by Borrower and being in the form and substance of Exhibit B with the blanks appropriately filled;

     Subsidiary means a corporation or other business entity if shares constituting a majority of its outstanding capital stock (or other form of ownership) or constituting a majority of the voting power in any election of directors (or shares constituting both majorities) are (or upon the exercise of any outstanding warrants, options or other rights would be) owned directly or indirectly at the time in question by the corporation in question or another Subsidiary of that corporation or any combination of the foregoing;

     Supplemental Schedule means the schedule incorporated into this Agreement as Exhibit A;

     Total Liabilities means the aggregate (without duplication) of all liabilities of the corporation or corporations in question and includes, without limitation, (a) any indebtedness which is secured by any mortgage, security interest or other lien on any of their property even if the full faith and credit of none of them is pledged to the payment thereof, (b) any indebtedness for borrowed money or Funded Indebtedness of any kind if any such corporation or corporations is a Guarantor thereof and (c) any Subordinated indebtedness; PROVIDED, that there shall be excluded any liability under a reimbursement agreement relating to a letter of credit issued to finance the importation or exportation of goods;

     Wholly-Owned, as applied to a Subsidiary, means that all of the outstanding shares of stock and all of the outstanding warrants, options and other rights to purchase stock, other than directors' qualifying shares, are held of record and beneficially owned by Borrower;

     the foregoing definitions shall be applicable to the respective plurals of the foregoing defined terms.

           IN WITNESS WHEREOF, THE PARTIES HERETO HAVE EXECUTED THIS AGREEMENT AS OF THE DATE FIRST ABOVE WRITTEN.


Address:                                     PUBCO CORPORATION
3830 Kelley Avenue
Cleveland, Ohio 44114
                                             By:_______________________
                                             Name: Robert H. Kanner
                                             Title President

Address:                                     NATIONAL CITY BANK
  1900 East Ninth Street
  Attn: Northcoast Middle Market Division
  Cleveland, Ohio 44114-3484
                                             By:_______________________
                                             Name:  Anthony J. DiMare
                                             Title: Senior Vice President

                        SUPPLEMENTAL SCHEDULE



There  is  no item which Borrower must disclose in this Supplemental
Schedule in order to be in full compliance with subsections 3D.01, 3D.03 and 3D.04, nor is there any addition or exception to the representations and warranties in section 4B.

                              EXHIBIT A

                                NOTE

$10,000,000                Cleveland, Ohio,         August 6, 2001

FOR VALUE RECEIVED, the undersigned, PUBCO CORPORATION (Borrower), a Delaware corporation, promises to pay to the order of NATIONAL CITY BANK, at the payee's main office in Cleveland, Ohio, the principal sum of

                         TEN MILLION DOLLARS

(or, if less, the aggregate unpaid principal balance from time to time shown on the books and records of the payee), together with interest computed thereon in accordance with the Credit Agreement referred to below, which principal and interest is payable in accordance with the provisions in the Credit Agreement.

This note is issued pursuant to a certain Agreement (the "Credit Agreement") made as of August 6, 2001 by and between the payee and Borrower. The Credit Agreement contains definitions applicable to this note, provisions governing the making of loans, the acceleration of the maturity thereof, rights of prepayment and other provisions applicable to this note. Each endorsement, if any, on the reverse side of this note (or any allonge thereto) shall be prima facie evidence of the data so endorsed.

Borrower hereby authorizes any attorney at law at any time or times to appear in any state or federal court of record in the United States of America after the indebtedness represented by this note shall have become due, whether by lapse of time or by acceleration of maturity, to waive the issuance and service of process, to present this note (together with any endorsement or endorsements thereon) to the court, to admit the maturity thereof and the nonpayment thereof when due, to confess judgment against Borrower in favor of the holder of this note for the full amount then appearing due, together with interest and costs of suit, and thereupon to release all errors and waive all rights of appeal and stay of execution. The foregoing warrant of attorney shall survive any judgment, it being understood that should any judgment against Borrower be vacated for any reason, the holder of this note may nevertheless utilize the foregoing warrant of attorney in thereafter obtaining additional judgment or judgments against Borrower.

Address:                                PUBCO CORPORATION
  3830 Kelley Avenue
  Cleveland, Ohio  44114
                                        By:_________________________


WARNING BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECTFROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

                              EXHIBIT B

                         EXTENSION AGREEMENT


This extension agreement made as of ___________________, 20___ by and between Pubco Corporation (Borrower) and National City Bank
(Bank):

The parties have executed and delivered a certain credit agreement dated August 6, 2001 which provides for, among other things, a Subject Commitment aggregating $10,000,000 and available to Borrower, upon certain terms and conditions until June 30, 2003 (the Expiration Date now in effect) subject to any earlier reduction or termination pursuant to the credit agreement.

In consideration of our mutual agreements and for other valuable considerations, the parties agree that subsection 2A.02 of the credit agreement (captioned "TERM") is hereby amended by deleting the date June 30, 2003 and by substituting therefor the date "______________, 20____", which latter date shall be the Expiration Date hereafter in effect.

In all other respects the credit agreement shall remain in full effect.


                                        PUBCO CORPORATION


                                        By__________________________
                                        Name:
                                        Title:



                                        NATIONAL CITY BANK

                                        By__________________________
                                        Name:
                                        Title:

                                                        EXHIBIT 10.40
                            PROJECT NOTE

$3,500,000                                        August 23, 2001

     Pubco Corporation, a Delaware corporation (the "Borrower"), for value received, promises to pay to National City Bank, as trustee (the "Trustee") under the Indenture hereinafter referred to the principal sum of

             THREE MILLION FIVE HUNDRED THOUSAND DOLLARS
                            ($3,500,000)

on August 1, 2013, or the next Business Day, if such date is not a Business Day, and to pay (i) interest on the unpaid balance of such principal sum from and after the date of this Note at the interest rate or interest rates borne by the Project Bonds and (ii) interest on overdue principal, and to the extent permitted by law, on overdue interest, at the interest rate provided under the terms of the Project Bonds.

      This Note has been executed and delivered by the Borrower pursuant to a certain Loan Agreement (the "Agreement"), dated as of August 1, 2001, between the County of Cuyahoga, Ohio (the "Issuer") and the Borrower. Terms used but not defined herein shall have the meanings ascribed to such terms in the Agreement and the Indenture, as defined below.

      Under the Agreement, the Issuer has loaned the Borrower the proceeds received from the sale of $3,500,000 aggregate principal amount of County of Cuyahoga, Ohio Variable Rate Demand Industrial Development Revenue Bonds, Series 2001 (Pubco Corporation Project), dated as of the date of their issuance (the "Project Bonds"), to be applied to assist in the financing of the Project. The Borrower has agreed to repay such loan by making Loan Payments at the times and in the amounts set forth in this Note. The Project Bonds have been issued, concurrently with the execution and delivery of this Note, pursuant to, and are secured by, the Trust Indenture (the "Indenture"), dated as of August 1, 2001, between the Issuer and the Trustee.

     To provide funds to pay the Bond Service Charges on the Project Bonds as and when due, or to reimburse the Bank for draws under the Letter of Credit to make such payments, the Borrower hereby agrees to and shall make Loan Payments as follows: (A) On each Interest Payment Date, the amount equal to the interest due on the Project Bonds on such Interest Payment Date, and, (B) on any date on which principal of the Project Bonds is redeemed or upon maturity of the Project Bonds, the amount equal to the principal due on the Project Bonds on that date (each such day being a "Loan Payment Date"). In addition, to provide funds to pay the Bond Service Charges on the Project Bonds as and when due at any other time, the Borrower hereby agrees to and shall make Loan Payments on any other date on which any Bond Service Charges on the Project Bonds shall be due and payable, whether at maturity, upon acceleration, call for redemption or otherwise in an amount equal to those Bond Service Charges.

      If payment or provision for payment in accordance with the Indenture is made in respect of the Bond Service Charges on the Project Bonds from moneys other than Loan Payments, this Note shall be deemed paid to the extent such payments or provision for payment of Bond Service Charges has been made. The Borrower shall receive a credit against its obligation to make Loan Payments hereunder to the extent of any other amounts on deposit in the Bond Fund and available to pay Bond Service Charges on the Project Bonds pursuant to the Indenture except for moneys made available to the Trustee under and pursuant to the Letter of Credit for the payment of Bond Service Charges. Subject to the foregoing, all Loan Payments shall be in the full amount required hereunder.

      All Loan Payments shall be payable in lawful money of the United States of America in immediately available funds and shall be made to the Trustee at its corporate trust office for the account of the Issuer, deposited in the Bond Fund and used as provided in the Indenture.

      The obligation of the Borrower to make the payments required hereunder shall be absolute and unconditional and the Borrower shall make such payments without abatement, diminution or deduction regardless of any cause or circumstances whatsoever including, without limitation, any defense, set-off, recoupment or counterclaim which the Borrower may have or assert against the Issuer, the Trustee, the Bank or any other person.

      This Note is subject to optional, extraordinary optional and mandatory prepayment, in whole or in part, upon the terms and conditions set forth in Article VI of the Agreement. Any optional or extraordinary optional prepayment is also subject to satisfaction of any applicable notice, deposit or other requirements set forth in the Agreement or the Indenture.

     Whenever an Event of Default under Section 7.1 of the Agreement shall have occurred, the unpaid principal amount of and any premium and accrued interest on this Note may be declared or may become due and payable as provided in Section 7.2 of the Agreement; provided that any annulment of a declaration of acceleration with respect to the Bonds under the Indenture shall also constitute an annulment of any corresponding declaration with respect to this Note.

     IN WITNESS WHEREOF, the Borrower has signed this Note as of the date first above written.


                                   PUBCO CORPORATION


                                   By: /s/ Robert H. Kanner
                                      ----------------------
                                        Robert H. Kanner
                                        President