Form 10-Q
period 2002-03-31
PUBCO CORP
filed 2002-05-15
CIK 80984

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended           March 31, 2002

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


Number of Common Shares Outstanding as of May 1, 2002:  3,512,524.

                              PUBCO CORPORATION



                                                                Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

	    Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001 . . . . . . . .     3

	    Consolidated Statements of Income
	    for the Three Months Ended
            March 31, 2002 and 2001  . . . . . . . . . . . . . .     5

	    Consolidated Statements of Cash Flows
	    for the Three Months Ended March 31,
            2002 and 2001. . . . . . . . . . . . . . . . . . . .     6

            Notes to Consolidated Financial Statements . . . . .     7


  Item 2.  Management's Discussion and Analysis
	    of Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . .    12


  Item 3.  Quantitative & Qualitative Disclosure
            about Market Risk. . . . . . . . . . . . . . . . . .    14


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     15

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

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)--See Note A.


PUBCO CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)




                                                    March 31      December 31
                                                      2002            2001
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                        $  1,333        $ 18,833
  Marketable securities and other
    investments available for sale                   37,616          14,124
  Trade receivables (less allowances of
    $1,349 in 2002 and $1,009 in 2001)                9,184           6,432
  Inventories                                        12,275          10,549
  Refundable and deferred income taxes                  625           1,265
  Advances to Smith Corona                                -           2,645
  Prepaid expenses and other current assets           2,004           1,728
                                                   --------        --------
                             TOTAL CURRENT ASSETS    63,037          55,576


PROPERTY AND EQUIPMENT net                            6,508           5,915


INTANGIBLE ASSETS
  (at cost less accumulated amortization of
  $722 in 2002 and $1,325 in 2001)                    5,127           2,713


EQUITY INVESTMENTS                                        -           1,054


OTHER NONCURRENT ASSETS                              36,464          37,573
                                                   --------        --------

                                     TOTAL ASSETS  $111,136        $102,831
                                                   ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

($ in 000's except share amounts)

                                                    March 31      December 31
                                                      2002            2001
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $  7,329        $  5,846
  Accrued liabilities                                 9,306           6,716
                                                   --------        --------
                        TOTAL CURRENT LIABILITIES    16,635          12,562

LONG-TERM DEBT                                        5,058           5,452

DEFERRED CREDITS AND NONCURRENT LIABILITIES          28,764          27,477

MINORITY INTEREST                                     1,997             771

STOCKHOLDERS' EQUITY

  Preferred Stock:
    Convertible Preferred Stock - par value $1;
      20,000 shares authorized, none issued               -               -
    Preferred Stock - par value $.01;
      2,000,000 shares authorized, 70,000
      Series A shares issued and outstanding
      ($7,000 aggregate liquidation preference)           1               1

  Common Stock:
    Common Stock - par value $.01; 5,000,000
      shares authorized; 3,062,662 issued and
      2,969,941 outstanding in 2002 and 3,062,662
      issued and 2,972,931 outstanding in 2001           30              30
    Class B Stock - par value $.01; 2,000,000
      shares authorized, 547,333 issued and
      outstanding in 2002 and 2001                        5               5
  Additional paid in capital                         31,217          31,207
  Retained earnings                                  25,658          24,613
  Accumulated other comprehensive income              2,452           1,368
                                                   --------        --------
                                                     59,363          57,224
  Treasury stock at cost,
   92,721 shares in 2002
   89,731 shares in 2001                               (681)           (655)
                                                   --------        --------
                       TOTAL STOCKHOLDERS' EQUITY    58,682          56,569
                                                   --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $111,136        $102,831
                                                   ========        ========

See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
($ in 000's except per share amounts)



                                                    Three Months Ended
                                                         March 31
                                                    2002          2001

Net sales                                         $ 16,737      $ 15,420
Cost of sales                                       10,982        10,523
                                                  --------      --------
                             GROSS PROFIT            5,755         4,897

Costs and expenses:
  Selling, general and
    administrative expenses                          4,528         3,887
  Interest expense                                      33            52
  Interest income                                     (382)         (584)
  (Gain) on transfer of businesses                    (449)          -
  Other expense, net                                   135            51
                                                  --------      --------
               INCOME BEFORE INCOME TAXES
                    AND MINORITY INTEREST            1,890         1,491

Provision for income taxes                             563           524
                                                  --------      --------
          INCOME BEFORE MINORITY INTEREST            1,327           967

Minority interest                                     (129)          (27)
                                                  --------      --------
                               NET INCOME         $  1,198      $    940
                                                  ========      ========

Preferred stock dividend                               153           236
                                                  --------      --------
                    NET INCOME APPLICABLE
                   TO COMMON STOCKHOLDERS         $  1,045      $    704
                                                  ========      ========
    BASIC AND DILUTIVE EARNINGS PER SHARE         $    .30      $    .20
                                                  ========      ========
Weighted average number
  of shares outstanding                          3,517,953     3,549,344
                                                 =========     =========





See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)


                                                              Three Months Ended
                                                                   March 31
                                                               2002        2001

OPERATING ACTIVITIES
  Net income                                               $  1,198   $    940
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                             217        302
      Stock based compensation                                   10         10
      Deferred income taxes                                       -        513
      Net loss on sales of securities                            87          -
      Net (gain) on transfer of businesses                     (449)         -
      Net loss on disposal of fixed assets                        -          7
      Minority interest                                         129         27
      Changes in operating assets and liabilities:
          Trade receivables                                  (1,321)    (2,161)
          Inventories                                           348       (316)
          Accounts payable                                     (737)     2,730
          Other current liabilities                          (2,796)        54
          Other, net                                          4,892     (1,715)
                                                           --------   --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES      1,578        391
INVESTING ACTIVITIES
  Purchases of marketable securities                        (18,811)         -
  Proceeds from sale of marketable securities                   595          -
  Cash of acquired subsidiary                                   518          -
  Purchase of investment in Smith Corona Corporation              -     (2,739)
  Purchases of fixed assets                                    (807)       (81)
                                                           --------   --------
                 NET CASH (USED IN) INVESTING ACTIVITIES    (18,505)    (2,820)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                6,609      4,424
  Principal payments on long-term debt                       (7,003)    (5,021)
  Dividends paid                                               (153)      (236)
  Purchase of treasury stock                                    (26)      (180)
                                                           --------   --------
                 NET CASH (USED IN) FINANCING ACTIVITIES       (573)    (1,013)
                                                           --------   --------

                 (DECREASE) IN CASH AND CASH EQUIVALENTS    (17,500)    (3,442)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     18,833      8,037
                                                           --------   --------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  1,333   $  4,595
                                                           ========   ========


See notes to consolidated financial statements.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2002



NOTE A -- Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, all of which are of a normal recurring nature. Operating results for the three month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Earnings per common share has been computed by dividing net income after preferred dividend requirements by the weighted average number of shares of Common Stock and Class B Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $8.75 per share. The effect of the Company's stock options are anti-dilutive for the periods presented.

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value.

NOTE B -- Derivatives and Hedging

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. The changes in the fair value of derivative instruments not qualifying for designation as hedges are adjusted to fair value through net income. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2002



NOTE B -- Derivatives and Hedging-Continued


The hedging relationship between the hedging instruments and the hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness at least on a quarterly basis. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in Euros. All of the Company's foreign exchange contracts in place are designated as cash flow hedges. The Company had open currency exchange contracts of $1,941 and $2,400 at March 31, 2002 and December 31, 2001, respectively.

Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist which would require separate disclosure in the March 31, 2002 balance sheet. Additionally, the Company's limited use of derivative financial instruments did not have a material impact on the Company's financial position at March 31, 2002 or the results of its operations for the period then ended.

NOTE C -- New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 142, "Goodwill and Other Intangible Assets" which was issued in July, 2001, by the Financial Accounting Standards Board (FASB). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

At January 1, 2002, the Company had $5,127 of unamortized goodwill which was subject to the transition provisions of SFAS 142. The Company assessed the impact of SFAS 142 and has determined that no material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses, would be required to be recognized as the effect of a change in accounting principal. Under SFAS 142, the Company did not

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2002


NOTE C -- New Accounting Pronouncements-Continued


recognize any goodwill amortization expense during the quarter ended March 31, 2002. Goodwill amortization in the corresponding three month period of 2001 amounted to $54. Had the non-amortization provisions of SFAS 142 been in effect during the quarter ended March 31, 2001, net income would have been $994 and the Company's basic and diluted earnings per share would have been $.28.

In October, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supercede the provisions of Accounting Principals Board Opinion No.(APB) 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 is effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.


NOTE D -- Smith Corona Acquisition

On March 31, 2001, the Company completed its previously announced investment in Smith Corona Corporation, a marketer and distributor of typewriters and typewriter supplies, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 23, 2000. The Company's approximately $2,700 investment funded Smith Corona's plan of reorganization. The Company received 49% of the newly issued stock of reorganized Smith Corona and existing creditors of Smith Corona received the other 51%. Between March 30, 2001 and December 31, 2001, the Company reflected its equity investment in Smith Corona on its balance sheet and its share of the gains or losses of its investment in Smith Corona in its income statement. In January, 2002, the Company's ownership in Smith Corona increased to approximately 94% when the Company transferred its Kroy and Buckeye operations to Smith Corona for additional shares of Smith Corona common stock.

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2002


NOTE D -- Smith Corona Acquisition-Continued


Since January 1, 2002, Smith Corona's operations are consolidated with those of the Company. For financial reporting purposes, the transfer of the Company's interest in its Kroy and Buckeye operations to Smith Corona has been treated as a partial sale of those businesses and the Company has recognized a gain of $449 in the first quarter of 2002 as a result of the transaction.

Upon consolidation, the Company reflected the net assets of Smith Corona in the Consolidated Balance Sheet as follows: Current assets - $8,463; Current liabilities - $7,609 and Long-term liabilities - $671. The fair value of Smith Corona's net assets in excess of their carrying value was approximately $1,968. The step-up in the basis of Kroy and Buckeye as a result of the partial sale of those businesses has been preliminarily reflected as goodwill.

At January 1, 2002, Smith Corona had net operating loss carryforwards of approximately $82,000 and AMT credits of approximately $1,400 available for Federal income tax purposes. Due to significant uncertainties regarding whether the deferred tax assets associates with these net operating loss carryforwards and AMT credits will be realized in the future, the Company has recorded a full valuation against these amounts in the Smith Corona balance sheet as of January 1, 2002.

NOTE E -- Inventories

The components of inventories consist of the following:

                                                 March 31       December 31
                                                   2002             2001

    Raw materials and supplies                   $ 5,905           $ 6,292
    Work in process                                  470               872
    Finished goods                                 7,820             4,729
                                                 -------           -------
                                                  14,195            11,893
    Less inventory reserves                       (1,920)           (1,344)
                                                 -------           -------
                                                 $12,275           $10,549
                                                 =======           =======

PUBCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 2002


NOTE F -- Comprehensive Income (Loss)

Total comprehensive income (loss) consists of the following for the three months ended March 31:
                                                   Three Months Ended
                                                         March 31
                                                   2002             2001

      Net Income                                 $ 1,198          $   940
      Other Comprehensive Income (Loss):
        Unrealized holding gains (losses)
          on investments available for sale
          arising during the period                1,034             (410)
        Less reclassification adjustment
          for realized losses on
          investments available for sale              55                -
        Unrealized currency translation
          adjustments arising during the period       (5)             (39)
                                                 -------          -------
      Total Other Comprehensive Income (Loss)      1,084             (449)
                                                 -------          -------
      Total Comprehensive Income                 $ 2,282          $   491
                                                 =======          =======

NOTE G -- Industry Segment Information

Summarized industry segment information is as follows:

                                     Printer      Construction
                                     Supplies     Products                    Consoli-
                                     Business     Business      Corporate     dated
Three months ended March 31, 2002

Net sales                             $11,417     $ 5,320             -       $16,737
Income (loss) before income taxes
  and minority interest                 1,966         125       $  (201)        1,890

Three months ended March 31, 2001

Net sales                               8,867       6,553             -        15,420
Income before income taxes and
  minority interest                     1,108         332            51         1,491


The Company's operations are classified into two reportable business segments. The Company's two reporting business segments are managed separately based upon fundamental differences in their operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 2002 and 2001

Net Income increased in 2002 primarily because of the recognition of a one time gain on the transfer of the Company's printer supplies businesses to Smith Corona. This transaction resulted in Smith Corona becoming a 94%-owned subsidiary of the Company, effective January 1, 2002, and its operations being consolidated with those of the Company.

Sales increased in 2002 from 2001 primarily due to the consolidation of Smith Corona's operations with those of the Company, offset in part by a decrease in sales at the Company's construction products business. The decrease in sales in the construction products business is primarily attributable to a softening of the construction products market.

The increase in selling, general and administrative expenses in 2002 is primarily the result of the inclusion of Smith Corona in 2002. The increase in selling general and administrative expenses as a percentage of sales in 2002 from 2001 is primarily the result of lower sales at the construction products business without a corresponding decrease in selling, general and administrative expenses at the construction products business.

The minority interest in 2001 reflected a minority interest in the Company's construction products business. The minority interest in 2002 also included the minority interest in the printer supplies business.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had approximately $38,949,000 of cash, cash equivalents, marketable securities and other short-term investments and $5,058,000 of long term debt. The Company's marketable securities and other short term investments continue to be subject to risk of loss and fluctuations in market value. The income generated from the marketable securities and other short-term investments may not be the same from year to year or period to period. The Company will continue to buy, hold and sell marketable securities and other short term investments to the extent funds are not required to make additional acquisitions of operating businesses and other capital investments.

The Company has a $3,000,000 working capital line of credit available for its construction products business. At March 31, 2002, borrowings under this line of credit were $1,628,000. The Company also has a $10,000,000 line of credit available which it uses for the issuance of letters of credit and which can be used for other purposes, including acquisitions. There were no borrowings under this line at March 31, 2002. At March 31, 2002, letters of credit with outstanding balances aggregating approximately $2,952,325 had been issued primarily to purchase finished and raw material inventories from foreign vendors and secure other extensions of credit for the Company's printer supplies business, to permit Smith Corona to purchase finished inventories from its foreign vendors under the lending arrangement provided by the Company's financing subsidiary, and to secure credit extensions made to or on behalf of the Company's subsidiaries.

On August 23, 2001, the Company entered into a loan agreement with Cuyahoga County, Ohio pursuant to which the Company borrowed $3,500,000 to purchase equipment and make improvements and renovations to the Company's leased facilities. The borrowing was funded by the County's sale of variable rate demand industrial development revenue bonds issued for this purpose. The Company's obligations are backed by a $3,607,000 letter of credit issued by the Company's bank. The bonds will mature August 1, 2013, but will be amortized over the term of the bonds. At March 31, 2002, $3,430,000 of this borrowing was classified as long term.

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

In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. All of the Company's foreign exchange contracts in place are designated as cash flow hedges The Company had open currency exchange contracts of approximately $1,941,000 and $2,400,000 at March 31, 2002 and December 31, 2001, respectively. Due to the Company's limited use of derivative financial instruments, no significant derivative assets or liabilities exist at March 31, 2002.

In October, 1995, the Company announced that it would purchase, from time to time, in the open market, up to 175,000 of its shares. Between October 31, 1995 and May 1, 2002, the Company purchased 95,471 shares at an average price of approximately $7.47 per share for a total of $713,000.

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

The Company has commitments for capital expenditures of approximately $1,000,000, most of which is for equipment for the printer supplies business. The Company will pay these amounts in 2002 from existing resources.

Stockholders' equity of $58,682,000 at March 31, 2002 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity at March 31, 2002, the face value of the Preferred Stock ($7,000,000) and any unpaid cumulative dividends on the Preferred Stock must be subtracted from total stockholders' equity. There were no unpaid cumulative preferred stock dividends outstanding at March 31, 2002.



Item 3.  Qualitative and Quantitative Disclosure
         About Market Risk.


There have been no material changes in market risk as disclosed in the Company's 2001 Annual Report on Form 10-K.

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


















Dated:  May 15, 2002